Form 10-Q
period 1996-03-31
METROTRANS CORP
filed 1996-05-14
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1996

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from ______ to ______

                        Commission File Number 0-23808

                            METROTRANS CORPORATION
            (Exact name of Registrant as specified in its charter)

            Georgia                                      58-1393777
    (State of Incorporation)                          (I.R.S. Employer
                                                     Identification No.)

                 777 Greenbelt Parkway, Griffin, Georgia 30223
         (Address of principal executive offices, including zip code)

                                (770) 229-5995
             (Registrant's telephone number, including area code)
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                    Outstanding at May 10, 1996
- - ----------------------------                         ---------------------------

Common Stock, $.01 Par Value                                4,076,275 shares

                            METROTRANS CORPORATION

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1996


                               Table of Contents
                               -----------------

Item                                                                      Page
Number                   PART I.  FINANCIAL INFORMATION                   Number
- - ------                                                                    ------

  1      Financial Statements:

         Balance Sheets as of March 31, 1996 and
         December 31, 1995..............................................       3

         Statements of Income for the three months
         ended March 31, 1996 and April 1, 1995.........................       4

         Statements of Cash Flows for the three
         months ended March 31, 1996 and April 1, 1995..................       5

         Notes to Financial Statements..................................       6

  2      Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................       8


                          PART II. OTHER INFORMATION

  1      Legal Proceedings.............................................       10

  4      Submission of Matters to a Vote of Security Holders...........       10

  6      Exhibits and Reports on Form 8-K..............................       11

                          SIGNATURE....................................       12

PART I.  FINANCIAL INFORMATION
- - ------------------------------
Item 1.  Financial Statements

                            METROTRANS CORPORATION
                                BALANCE SHEETS
                                (In Thousands)

                                                                  March 31,    December 31,
                                                                    1996           1995
                                                                ------------   ------------
                                                                 (Unaudited)
                                                        ASSETS
CURRENT ASSETS:
 Cash.........................................................       $    43        $    23
 Accounts receivable, net of allowance for doubtful
  accounts of $272 and $260 in 1996 and 1995, respectively....         6,511          8,878
 Current portion of net investment in sales-type leases.......           639            626
 Inventories..................................................        14,336         12,771
 Prepaid expenses and other...................................           924            943
                                                                ------------   ------------
  Total current assets........................................        22,453         23,241

PROPERTY, PLANT AND EQUIPMENT, net............................         4,516          4,323

NET INVESTMENT IN SALES-TYPE LEASES...........................         1,678          1,827

DEPOSITS AND OTHER............................................           341            276
                                                                ------------   ------------
                                                                     $28,988        $29,667
                                                                ============   ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Checks outstanding...........................................       $ 1,047        $ 1,025
 Accounts payable and accrued expenses........................         5,777          5,061
 Borrowings under line of credit..............................         2,527          4,169
 Current portion of long term debt............................         1,072          1,168
 Customer deposits............................................           366            604
                                                                ------------   ------------
  Total current liabilities...................................        10,789         12,027
                                                                ------------   ------------

LONG-TERM DEBT, net of current portion........................         3,586          3,727
                                                                ------------   ------------

DEFERRED INCOME TAXES.........................................           250            250
                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 3)........................

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized..             -              -

 Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,076,275 shares issued and outstanding at
  March 31, 1996 and December 31, 1995........................            41             41

 Additional paid-in capital...................................        10,457         10,457
 Deferred compensation........................................         ( 394)         ( 420)
 Retained earnings............................................         4,259          3,585
                                                                ------------   ------------
                                                                      14,363         13,663
                                                                ------------   ------------
                                                                     $28,988        $29,667
                                                                ============   ============

      The accompanying notes are an integral part of these balance sheets.

                            METROTRANS CORPORATION
                             STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                       Three Months Ended
                                   --------------------------
                                   March 31,         April 1,
                                      1996             1995
                                   ---------       ----------
                                          (Unaudited)
NET REVENUE                          $17,200          $15,186

COST OF SALES                         14,144           12,526
                                   ---------       ----------

 Gross Profit                          3,056            2,660

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES               1,770            1,621
                                   ---------       ----------

 Operating Income                      1,286            1,039

INTEREST EXPENSE, net                    186              213
                                   ---------       ----------

INCOME BEFORE INCOME TAXES             1,100              826

INCOME TAX PROVISION                     426              314
                                   ---------       ----------

NET INCOME                           $   674          $   512
                                   =========       ==========


NET INCOME PER COMMON AND
 COMMON EQUIVALENT
 SHARE                                 $0.17          $  0.13
                                   =========       ==========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES                                4,068            3,985
                                   =========       ==========

        The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                             Three Months Ended
                                                            -------------------
                                                            March 31,   April 1,
                                                              1996       1995
                                                            --------   --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $    674   $    512
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                141        241
    Compensation under restricted stock award                     26         26
    Changes in assets and liabilities:
      Accounts receivable                                      2,368       (913)
      Inventories                                             (1,565)     1,721
      Other assets                                               (46)        41
      Checks outstanding                                          21        175
      Accounts payable and accrued expenses                      716       (608)
      Customer deposits                                         (238)       (41)
                                                            --------   --------
        Total adjustments                                      1,423        642
                                                            --------   --------
        Net cash provided by operating activities              2,097      1,154
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (282)       (65)
  Net (increase) in property held for lease                      (65)        (2)
  Net decrease (increase) in investment in sales-type leases     149        (66)
                                                            --------   --------
        Net cash (used in)  investing activities                (198)      (133)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) under line of credit                       (1,642)    (1,567)
  Net (decrease) increase in collateralized borrowings           (96)        39
  Payments of long-term debt                                    (141)      (238)
  Cash repayments from majority stockholders                       0        695
                                                            --------   --------
        Net cash (used in) financing activities               (1,879)    (1,071)
                                                            --------   --------
INCREASE (DECREASE) IN CASH                                       20        (50)

CASH AT BEGINNING OF PERIOD                                       23         89
                                                            --------   --------
CASH AT END OF PERIOD                                       $     43   $     39
                                                            ========   ========

CASH PAID FOR INTEREST                                      $    150   $    185
                                                            ========   ========

CASH PAID FOR TAXES                                         $    440   $      0
                                                            ========   ========

       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                         Notes to Financial Statements
                                March 31, 1996
                                  (Unaudited)



1.   Basis of Presentation
     ---------------------

     The financial statements include the accounts of Metrotrans Corporation (the "Company"). During the quarter ended March 31, 1996 all wholly owned subsidiaries of the Company, including Spalding Molded Products, Inc., Metrotrans Overseas, Inc. and Eurotrans Corp. were merged with and into the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

     In the opinion of Management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1995 income statement captions have been made to conform with the 1996 presentation. Results presented for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the full fiscal year.

2.   Inventories
     -----------

     Inventories consist of (in thousands):

                                          March 31, 1996  December 31, 1995
                                          --------------  -----------------

           Chassis awaiting conversion..         $ 1,124            $   341
           Raw materials................           3,336              3,245
           Work in process..............           1,560              1,581
           Finished goods...............           3,489              3,033
           Used vehicles................           4,827              4,571
                                                 -------            -------
                                                 $14,336            $12,771
                                                 =======            =======

3.   Commitments and Contingencies
     -----------------------------

     The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of March 31, 1996 and December 31, 1995 was $7.3 million and $7.4 million, respectively. However, no significant payments have been required under these arrangements as of March 31, 1996 and December 31, 1995.

     The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not have a material adverse effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was incorporated in 1982 and introduced its second product, the Classic(R), in 1986. During the intervening period, 1982 to 1986, the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic(R), the Company has experienced continuous growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in a large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in late 1992 and the Classic Commuter(R) in late 1993.


Results of Operations

     The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.

                                  Three Months Ended
                               --------------------------
                               March 31,         April 1,
                                 1996              1995
                                -----             -----
Net revenue...............      100.0%            100.0%
Cost of sales.............       82.2              82.5
                                -----             -----

Gross profit..............       17.8              17.5
Selling, general and
 administrative expenses..       10.3              10.7
                                -----             -----

Operating income..........        7.5               6.8
Interest expense..........        1.1               1.4
                                -----             -----
Income before income
 taxes....................        6.4               5.4
Income tax provision......        2.5               2.0
                                -----             -----

Net income................        3.9%              3.4%
                                =====             =====

     Net Revenue. Net revenue increased 13.3% from $15.2 million for the three months ended April 1, 1995 to $17.2 million for the three months ended March 31, 1996. Total unit sales and average revenue per unit for the three month period ended March 31, 1996 were:

                             Three Months Ended
                               March 31, 1996
                             ------------------
                                       Revenue
                              Units   Per Unit
                             -------  ---------
                Eurotrans          8   $152,180
                Classic          320   $ 46,518
                                 ---
                  Total          328
                                 ===

     Both unit sales and average revenue per unit of the Classic product increased from the first quarter of 1995 to the first quarter of 1996. Unit sales in the quarter ended March 31, 1996 of the Eurotrans product were below those reported for the quarter ended April 1, 1995 which contained the highest level of quarterly Eurotrans unit sales reported to date. The fluctuation in Eurotrans unit volume is reflective of the more volatile market for the higher-priced product. Average revenue per Eurotrans unit rose in the first quarter of 1996 largely due to the sales mix of the various Eurotrans models. Production backlog at March 31, 1996 was $24.0 million compared with $21.3 million at the end of the first quarter of 1995.

     Sales of used buses in the first quarter of 1996 acquired by the Company from trade-ins and lease maturities of $720,000 were 8.6% below sales of $788,000 reported for the first quarter of 1995. Refurbishment activity in progress at the end of the quarter ended March 31, 1996 decreased the rate of sales completed by quarter-end.

     Gross Profit. Gross profit increased 14.8% to $3.1 million in the first quarter of 1996 over $2.7 million in the first quarter of 1995. Gross profit, as a percentage of net revenue, improved to 17.8% from 17.5% for the first quarter of 1996 and 1995, respectively, but was below the percentage reported for the year ended December 31, 1995 of 20.5% primarily as a result of two factors: Highly subjective delivery requirements associated with the completion of a large transit authority contract and the shortage of customer-specific Eurotrans chassis resulted in higher than normal manufacturing costs.

     Operating Income. Operating income increased 23.6% to $1.3 million for the first quarter of 1996 from $1.0 million for the same quarter in 1995 as a result of the control of administrative expenses relative to the growth of revenue. As a perentage of net revenue, operating margin for the quarter ended March 31, 1996 improved to 7.5% from 6.8% for the comparable prior year quarter

Liquidity and Capital Resources

     Net cash provided from operations during the first three months of 1996 totaled $2.1 million compared to $1.2 million provided from operations in the comparable period during 1995. A reduction in accounts receivable over the first quarter of 1996 coupled with an increase in payables was only partially offset by an increase in inventory levels and enabled a reduction of $1.6 million in the Company's line of credit. Anticipated capital expenditures and increased working capital requirements are expected to be financed through internally generated funds and through the Company's bank line of credit. At March 31, 1996, the Company had approximately $2.5 million of borrowings outstanding under the credit facility.

  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company, from time to time, is a party to legal proceedings arising out of, and incidental to, the Company's operations. On June 14, 1994, Harmony Travel Company ("Harmony") filed a complaint against the Company in the United States District Court, Northern District of Georgia, Newnan Division and the complaint was served on the Company on June 16, 1994. Harmony Travel Company v. Metrotrans Corporation, Civil Action File No. 3:94-CV-63-JTC. The case arises out of the sale of four buses by the Company to Harmony in Cairo, Egypt.
Harmony bases its claims on allegations that the seating layout of the buses is cramped, the fit and finish of the buses is substandard in a number of respects, and alleged problems regarding the chassis of the buses, including that the buses are too heavy for the chassis. Harmony has sued based on theories of breach of contract, fraud and breach of warranty. Harmony sought recision and restitution of the purchase price of approximately $525,000, lost profits alleged to be $400,000, other incidental damages claimed to be $20,000, punitive damages of not less than $2,000,000, and attorney's fees. The Company has answered and denied Harmony's claims based upon (1) Harmony's written approval prior to delivery of the seating layout, (2) the Company's remediation of many of the fit and finish items, and provision of parts and payment for labor to remediate remaining fit and finish problems, (3) Harmony's unauthorized modifications of the chassis or improper maintenance thereof, and (4) Harmony's failure to implement remedial measures offered by the Company or a Company representative. The Company also denies Harmony's claim for damages for alleged lost profits and incidental damages based upon the depressed state of tourism in Egypt due to terrorist incidents and threats that began shortly after the buses were delivered and on Harmony's continued use of the buses.

     This matter is settled, and the settlement documents for this action have been executed. Pursuant to the settlement documents, the Company has refunded the purchase price of the buses, $525,140, to the United States Agency for International Development ("USAID"), which provided financing for the transaction, and has paid $65,000 to Harmony's attorneys for alleged incidental and consequential damages. The buses are in the process of being shipped back to the Company as per the terms of the settlement agreement. As part of the settlement, the manufacturer of the chassis of the buses agreed to pay one-half of the settlement amount to the Company, which the Company has received. The Office of Inspector General of USAID is conducting an investigation of the transaction based on Harmony's allegations. The Company is cooperating with the investigation.

     The Company is a party to certain other legal proceedings, however, it does not anticipate that any of such proceedings will have any material adverse effect on its financial condition or results of operations. The Company may be subject to product liability claims arising from the use of the Company's products. The Company maintains product liability insurance which it currently considers adequate.

Item 4.  Submission of  Matters to a Vote of Security Holders

     No matter was submitted by the Company to a vote of security holders during the fiscal quarter ended March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended March 31, 1996

     SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        METROTRANS CORPORATION
                                            (Registrant)



Date: May 14, 1996                      /s/ Richard M. Bruno
                                        --------------------
                                        Richard M. Bruno
                                        Chief Financial and Accounting Officer
                                              Duly Authorized Officer