Form 10-Q
period 1996-06-30
METROTRANS CORP
filed 1996-08-14
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                                Outstanding at August 13, 1996
- ----------------------------                   ------------------------------
Common Stock, $.01 Par Value                          4,076,275 shares

                             METROTRANS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                       PAGE
NUMBER                 PART I.  FINANCIAL INFORMATION                    NUMBER
- ------                                                                   ------

1             Financial Statements:

              Balance Sheets as of June 30, 1996 and
              December 31, 1995..........................................      3

              Statements of Income for the three and six months
              ended June 30, 1996 and July 1, 1995.....................        4

              Statements of Cash Flows for the three and six months ended
              June 30, 1996 and July 1, 1995............................       5

              Notes to Financial Statements..............................      6

2             Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................      8

                             PART II.   OTHER INFORMATION

1             Legal Proceedings.........................................       9

4             Submission of Matters to a Vote of Security Holders.......      10

6             Exhibits and Reports on Form 8-K..........................      10

              SIGNATURE.................................................      11


PART I.  FINANCIAL INFORMATION
- ----------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                            METROTRANS CORPORATION
                                BALANCE SHEETS
                                (IN THOUSANDS)

                  ASSETS
                                                   JUNE 30,       DECEMBER 31,
                                                     1996            1995
                                                 ------------     ------------
                                                  (UNAUDITED)
CURRENT ASSETS:
 CASH.......................................       $      35        $    23
 ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
  FOR DOUBTFUL ACCOUNTS OF $277 AND $260 IN
  1996 AND 1995, RESPECTIVELY................          6,536          8,878
 CURRENT PORTION OF NET INVESTMENT IN
  SALES-TYPE LEASES.........................             741            626
 INVENTORIES................................          14,878         12,771
 PREPAID EXPENSES AND OTHER.................             836            943
                                                   ---------       ---------
  TOTAL CURRENT ASSETS......................          23,026         23,241

PROPERTY, PLANT AND EQUIPMENT, NET..........           4,983          4,323

NET INVESTMENT IN SALES-TYPE LEASES.........           1,540          1,827

DEPOSITS AND OTHER..........................             363            276
                                                   ---------       ---------
                                                     $29,912        $29,667
                                                   =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 CHECKS OUTSTANDING.........................        $  1,040        $ 1,025
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES......           5,323          5,061
 BORROWINGS UNDER LINE OF CREDIT............           2,569          4,169
 CURRENT PORTION OF LONG-TERM DEBT..........           1,115          1,168
 CUSTOMER DEPOSITS..........................             772            604
                                                   ---------       ---------
  TOTAL CURRENT LIABILITIES.................          10,819         12,027
                                                   ---------       ---------

LONG-TERM DEBT, NET OF CURRENT PORTION......           3,401          3,727
                                                   ---------       ---------

DEFERRED INCOME TAXES.......................             250            250
                                                   ---------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, NO PAR VALUE;
  10,000,000 SHARES AUTHORIZED..............               -              -
 COMMON STOCK, $.01 PAR VALUE;
  20,000,000 SHARES AUTHORIZED, 4,076,275
  SHARES ISSUED AND OUTSTANDING AT
  JUNE 30, 1996, AND DECEMBER 31, 1995,
  RESPECTIVELY...............................            41             41
 ADDITIONAL PAID-IN CAPITAL..................        10,457         10,457
 DEFERRED COMPENSATION.......................          (367)        ( 420)
 RETAINED EARNINGS...........................         5,311          3,585
                                                   ---------      ---------
                                                     15,442         13,663
                                                   ---------      ---------
                                                    $29,912        $29,667
                                                   =========      =========

      The accompanying notes are an integral part of these balance sheets.



                                 METROTRANS CORPORATION
                                  STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                               THREE MONTHS ENDED       SIX MONTHS ENDED
                            -----------------------  ----------------------
                               JUNE 30,    JULY 1,     JUNE 30,    JULY 1,
                                 1996       1995        1996        1995
                            -----------  ----------  ----------  ----------
                                    (UNAUDITED)           (UNAUDITED)

NET REVENUE                     $20,614    $ 16,303    $ 37,814   $ 31,489

COST OF SALES                    16,463      12,925      30,618     25,451
                               --------    --------    --------   --------
   GROSS PROFIT                   4,151       3,378       7,196      6,038

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES        2,248       1,919       4,007      3,540
                               --------    --------    --------   --------

   OPERATING INCOME               1,903       1,459       3,189      2,498

INTEREST EXPENSE, NET               186         152         372        365
                               --------    --------    --------   --------

INCOME BEFORE INCOME TAXES        1,717       1,307       2,817      2,133

INCOME TAX PROVISION                665         496       1,090        810
                               --------    --------    --------   --------

NET INCOME                     $  1,052    $    811    $  1,727   $  1,323
                               ========    ========    ========   ========


NET INCOME PER COMMON AND
   COMMON EQUIVALENT
   SHARE                       $   0.26    $   0.20    $   0.42   $   0.33
                               ========    ========    ========   ========

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES                         4,117       4,007       4,083      3,994
                               ========    ========    ========   ========

      The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                         --------------------------------
                                                                           JUNE 30,             JULY 1,
                                                                             1996                1995
                                                                        -----------          -----------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $     1,727          $     1,323
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                         300                  465
          Compensation under restricted stock award                              53                   21
          Changes in assets and liabilities:
               Accounts receivable                                            2,342               (2,780)
               Inventories                                                   (2,107)               1,596
               Other assets                                                      19                 (160)
               Checks outstanding                                                15                  854
               Accounts payable and accrued expenses                            262                  166
               Customer deposits                                                168                  140
                                                                        -----------          -----------
                    Total adjustments                                         1,052                  302
                                                                        -----------          -----------
                    Net cash provided by operating activities                 2,779                1,625
                                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                      (870)                (446)
     Net decrease (increase) in property held for lease                        (205)                  32
     Net decrease in investment in sales-type leases                            287                  130
                                                                        -----------          -----------
                    Net cash (used in) investing activities                    (788)                (284)
                                                                        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) under line of credit                                   (1,600)              (1,647)
     Net (decrease) in collateralized borrowings                                (53)                (256)
     Payments of long-term debt                                                (326)                (384)
     Cash repayments from majority stockholders                                   0                  891
                                                                        -----------          -----------
                    Net cash (used in) financing activities                  (1,979)              (1,396)
                                                                        -----------          -----------
INCREASE (DECREASE) IN CASH                                                      12                  (55)

CASH AT BEGINNING OF PERIOD                                                      23                   89
                                                                        -----------          -----------
CASH AT END OF PERIOD                                                   $        35          $        34
                                                                        ===========          ===========

CASH PAID FOR INTEREST                                                  $       333                  366
                                                                        ===========          ===========

CASH PAID FOR TAXES                                                     $       892          $     1,053
                                                                        ===========          ===========

       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



     1.  Basis of Presentation
         ---------------------

          The financial statements include the accounts of Metrotrans Corporation (the "Company"). During the quarter ended March 31, 1996 all wholly owned subsidiaries of the Company, including Spalding Molded Products, Inc., Metrotrans Overseas, Inc., and Eurotrans Corp. were merged with and into the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

          In the opinion of Management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1995 income statement captions have been made to conform with the 1996 presentation. Results presented for the three-month and six-month periods ended June 30, 1996 March 31, 1996 are not necessarily indicative of results that may be expected for the full fiscal year.

     2.    Inventories
           -----------
          Inventories consist of (in thousands):

                                              June 30, 1996            December 31, 1995
                                            -----------------          -----------------

          Chassis awaiting conversion..           $1,467                     $  341
          Raw materials................            3,427                      3,245
          Work in process..............            1,477                      1,581
          Finished goods...............            4,294                      3,033
          Used vehicles................            4,213                      4,571
                                                   -----                      -----
                                                 $14,878                    $12,771
                                                 =======                    =======

     3.  Commitments and Contingencies
         -----------------------------

          The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of June 30, 1996 and December 31, 1995 was $8.5 million and $7.4 million, respectively. However, no significant payments have been required under these arrangements as of June 30, 1996.

          The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of Management, the Company's liability under any of these matters would not have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company was incorporated in 1982 and introduced its second product, the Classic(R), in 1986. During the intervening period, 1982 to 1986, the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic(R), the Company has experienced continuous growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993 and the Legacy(R) in 1996.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.


                                           Three Months Ended     Six Months Ended
                                           ------------------     -----------------
                                            June 30,  July 1,     June 30,  July 1,
                                             1996      1995         1996     1995
                                           ---------  -------    --------  --------
          Net revenue....................    100.0%   100.0%       100.0%   100.0%
          Cost of sales..................     79.9     79.3         80.9     80.8
                                           -------  -------      -------  -------

          Gross profit...................    20.11     20.7         19.1     19.2
          Selling, general and
             administrative expeneses....     10.9     11.8         10.6     11.3
                                           -------  -------      -------  -------

          Operating income...............      9.2      8.9          8.5     7.9
          Interest expense...............       .9      0.9          1.0     1.1
                                           -------  -------      -------  -------
          Income before income
             taxes.......................      8.3      8.0          7.5      6.8
          Income tax provision...........      3.2      3.0          2.9      2.6
                                           -------  -------      -------  -------

          Net income.....................      5.1      5.0%         4.6%     4.2%
                                           =======  =======      =======  =======



     NET REVENUE.


                                 Three Months Ended        Six Months Ended
                                   June 30, 1996             June 30, 1996
                                  --------------             --------------
                                             Revenue                     Revenue
                                 Units       Per Unit          Units     Per Unit
                               --------  ----------------  ------------  ------------
Eurotrans                            22          $142,727            30      $145,248
Classic                             320          $ 47,031           640      $ 46,775
                                    ---                             ---
 Total                              328                             670
                                    ===                             ===

     Net revenue increased $4.3 million or 26.4% during the first quarter of 1996 as compared to the same quarter in 1995 and $6.3 million or 20.1% during the first six months of 1996 compared to the prior year period. The increases are attributable to increases in volume unit sales and average price per unit as well as increased sales of used buses.

     Unit sales of Classics were up 15% during the second quarter of 1996 over the comparable 1995 quarter while average revenue per unit increased 4% over the same period. The increased Classic sales resulted from both increased demand for Classics and improvements in the rate of production of the units. Eurotrans unit sales were up 22% during that period while average revenue per unit increased 4%. Year-to-date unit sales in 1996 of Classics increased 26% over the prior year while average revenue per unit increased 2% during the same prior-year period. The Classic is produced in various lengths on chassis supplied by Ford Motor Company, one of which is twenty-eight feet in length and to which the Company adds a tag-axle assembly. This tag-axle assembly configuration is being discontinued by Ford Motor Company. The Company anticipates it will be producing its tag-axle twenty-eight foot Classic model later this year exclusively on a chassis supplied by General Motors Corporation. Eurotrans units sales for the six months ended June 30, 1996 were down 35% while average revenue per unit increased 12%. The fluctuation in Eurotrans volume is reflective of both the more volatile market for higher-priced buses and the timing and availability of chassis relative to receipt of orders. Production backlog at June 30, 1996 was $28.0 million compared with $21.3 million at the end of the second quarter of 1995.

     Sales of used buses in the second quarter of 1996 acquired by the Company from trade-ins and lease maturities grew 320% to $2.1 million over the prior year quarter. Significant refurbishment activity in progress at the end of the first quarter of 1996 contributed to sales completed during the second quarter. The Company is developing a separate facility to continue to increase its used coach refurbishment capacity which is expected to be completed in the fourth quarter of 1996.

     GROSS PROFIT. Gross profit increased 22.9% to $4.2 million in the second quarter of 1996 over $3.4 million in the comparable prior year quarter. Gross profit, as a percentage of net revenue, of 20.1% in 1996's second quarter was comparable with but slightly below 1995's second quarter gross margin of 20.7%. Gross margin for the six months ended June 30, 1996 of 19.1% is comparable with 19.2% for the comparable prior year period.

     OPERATING INCOME. Operating income increased 30.4% to $1.9 million for the second quarter of 1996 from $1.5 million for the same quarter in 1995 as a result of the control of administrative expenses relative to the growth of revenue. As a perentage of net revenue, operating margin for the quarter ended June 30, 1996 improved to 9.2% from 8.9% for the comparable prior year quarter and to 8.5% from 7.9% for the year-to-date periods in 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations during the first six months of 1996 totaled $2.8 million compared to $1.6 million in the comparable 1995 period. A reduction in accounts receivable coupled with an increase in payables was only partially offset by an increase in inventory levels and enabled a reduction of $1.6 million in the Company's line of credit. Anticipated capital expenditures and increases in working capital are expected to be financed through internally generated funds and through the Company's line of credit. At June 30, 1996, the Company had approximately $2.6 million of borrowings outstanding under the credit facility.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders May 15, 1996 at which the election of the Company's directors was held. D. Michael Walden, Randy B. Stanley, M. Earl Meck, William C. Pitt, III George W. Mathews, Jr., and Patrick
L. Flinn were each re-elected as directors with 2,817,764 votes for election and 1,330 votes withheldMarch 31, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended June 30, 1996.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    METROTRANS CORPORATION
                                         (Registrant)


                                    /s/ Richard M. Bruno
Date: August 14, 1996               ________________________________
                                    Richard M. Bruno
                                    Chief Financial and Accounting Officer
                                    Duly Authorized Officer