Form 10-Q
period 1996-09-29
METROTRANS CORP
filed 1996-11-13
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 29, 1996

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from        to
                                               ------    -----

                        Commission File Number 0-23808

                            METROTRANS CORPORATION
            (Exact name of Registrant as specified in its charter)

         Georgia                                                 58-1393777
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

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                                 Outstanding at November 13, 1996
----------------------------                    --------------------------------
Common Stock, $.01 Par Value                             4,077,275 shares

                            METROTRANS CORPORATION
                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 29, 1996

                               Table of Contents
                               -----------------

 Item                                                                      Page
Number              PART I.  FINANCIAL INFORMATION                        Number
------                                                                    ------

  1        Financial Statements:

           Balance Sheets as of September 29, 1996 and
           December 31, 1995................................................ 3

           Statements of Income for the three
           and nine months ended September 29, 1996 and October 1, 1995..... 4

           Statements of Cash Flows for the nine
           months ended September 29, 1996 and October 1, 1995.............. 5

           Notes to Financial Statements...................................  6

  2        Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  8


                         PART II.   OTHER INFORMATION

  1        Legal Proceedings..............................................  11

  6        Exhibits and Reports on Form 8-K...............................  11

           SIGNATURE......................................................  12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            METROTRANS CORPORATION
                                BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                                                                September 29,  December 31,
                                                                                    1996          1995
                                                                                -------------  ------------
                                                                                 (Unaudited)

                            ASSETS
CURRENT ASSETS:
  Cash.........................................................................  $     35         $    23
  Accounts receivable, net of allowance for doubtful
    accounts of $309 and $260 in 1996 and 1995, respectively...................     9,713           8,878
  Current portion of net investment in sales-type leases.......................       861             626
  Inventories..................................................................    15,699          12,771
  Prepaid expenses and other...................................................       803             943
                                                                                  -------         -------
    Total current assets.......................................................    27,111          23,241

PROPERTY, PLANT AND EQUIPMENT, net.............................................     5,071           4,323

NET INVESTMENT IN SALES-TYPE LEASES............................................       899           1,827

DEPOSITS AND OTHER.............................................................       338             276
                                                                                  -------         -------
                                                                                  $33,419         $29,667
                                                                                  =======         =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Checks outstanding............................................................   $   968         $ 1,025
 Accounts payable and accrued expenses.........................................     6,323           5,061
 Borrowings under line of credit...............................................     4,798           4,169
 Current portion of long-term debt.............................................     1,156           1,168
 Customer deposits.............................................................       599             604
                                                                                  -------         -------
   Total current liabilities...................................................    13,844          12,027
                                                                                  -------         -------
LONG-TERM DEBT, net of current portion.........................................     2,734           3,727
                                                                                  -------         -------
DEFERRED INCOME TAXES.........................................................        250             250
                                                                                  -------         -------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 10,000,000 shares authorized.................          -               -
  Common stock, $.01 par value: 20,000,000 shares authorized,
    4,077,275 and 4,076,275 shares issued and outstanding in
    1996 and 1995, respectively................................................        41              41
  Additional paid in capital...................................................    10,465          10,457
  Deferred compensation........................................................      (342)           (420)
  Retained earnings.............................................................    6,427           3,585
                                                                                  -------         -------
                                                                                   16,591          13,663
                                                                                  -------         -------

                                                                                  $33,419         $29,667
                                                                                  =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION
                             STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended                  Nine Months Ended
                                   ------------------                  -----------------
                              September 29,     October 1,        September 29,      October 1,
                                  1996            1995                1996              1995
                              -------------     ----------        -------------      ----------
NET REVENUE                      $19,881         $15,531             $57,695          $47,021

COST OF SALES                     15,482          12,304              46,089           37,755
                                 -------         -------              ------           ------
        Gross Profit               4,399           3,227              11,606            9,266

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES            2,440           1,835               6,458            5,375
                                 -------         -------              ------           ------
       Operating Income            1,959           1,392               5,148            3,891


INTEREST EXPENSE, net                140             168                 512              533
                                 -------         -------              ------           ------

INCOME BEFORE INCOME TAXES         1,819           1,224               4,636            3,358


INCOME TAX PROVISION                 703             465               1,794            1,276
                                 -------         -------              ------           ------
NET INCOME                        $1,116            $759              $2,842           $2,082
                                  ======         =======              ======           ======

NET INCOME PER COMMON AND
COMMON EQUIVALENT
SHARE                             $ 0.27          $ 0.19              $ 0.69           $ 0.52
                                  ======          ======              ======           ======

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES                             4,115           4,007               4,102            3,998
                                  ======          ======              ======            =====

The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                         ---------------------------
                                                         September 29,    October 1,
                                                             1996            1995
                                                         -------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 2,842         $ 2,082
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                            449             721
     Compensation under restricted stock award                 79              79
     Changes in assets and liabilities:
       Accounts receivable                                   (835)           (864)
       Inventories                                         (2,928)          1,124
       Other assets                                            78              70
       Checks outstanding                                     (57)            112
       Accounts payable and accrued expenses                1,262           1,242
       Customer deposits                                       (5)             55
                                                          -------         -------
         Total adjustments                                 (1,957)          2,539
                                                          -------         -------
         Net cash provided by operating activities            885           4,621
                                                          -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,120)           (456)
  Net decrease (increase) in property held for lease         (312)            140
     Net decrease (increase) in investment in sales-
     type leases                                              928            (143)
                                                          -------         -------
               Net cash (used in) investing activities       (504)           (459)
                                                          -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit            629          (3,492)
  Net (decrease) in collateralized borrowings                 (12)           (400)
  Payments of long-term debt                                 (993)           (207)
  Net proceeds from exercise of stock options                   7               0
                                                          -------         -------
     Cash repayments from majority stockholders                 0             891
                                                          -------         -------
         Net cash (used in) financing activities             (369)         (3,208)
                                                          -------         -------
INCREASE IN CASH                                               12             954
CASH AT BEGINNING OF PERIOD                                    23              89
                                                          -------         -------
CASH AT END OF PERIOD                                     $    35         $ 1,043
                                                          =======         =======
CASH PAID FOR INTEREST                                    $   463         $   543
                                                          =======         =======
CASH PAID FOR TAXES                                       $ 1,054         $ 1,116
                                                          =======         =======

       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                  Notes to Consolidated Financial Statements
                              September 29, 1996
                                  (Unaudited)


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

     In the opinion of Management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1995 income statement captions have been made to conform with the 1996 presentation. Results presented for the three-month and nine-month periods ended September 29, 1996 are not necessarily indicative of results that may be expected for the full fiscal year.


2.   Inventories
     -----------

     Inventories consist of (in thousands):

                                         September 29,     December 31,
                                             1996              1995
                                             ----              ----
            Chassis awaiting conversion    $1,915               $341
            Raw materials                   4,128              3,245
            Work in process                 2,119              1,581
            Finished goods                  3,449              3,033
            Used vehicles                   4,088              4,571
                                          -------            -------
                                          $15,699            $12,771
                                          =======            =======

3.   Commitments and Contingencies

     The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of September 29, 1996 and December 31, 1995 was $8.9 million and $7.4 million, respectively. However, no significant payments have been required under these arrangements as of September 29, 1996.

     The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's ultimate liability under any of these matters will not have a material adverse effect on its financial condition or results of operations.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was incorporated in 1982 and focused its efforts on marketing buses manufactured by other companies until 1986. The Classic(R), introduced in 1986, was the first product manufactured by the Company and has experienced continuous growth in unit sales and revenues since that time. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993 and the Legacy(R) in 1996.

Results of Operations

     The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.

                                               Three Months Ended                    Nine Months Ended
                                               ------------------                    -----------------
                                           September          October            September        October
                                            29, 1996          1, 1995             29, 1996        1, 1995
                                           ---------          -------            ---------        -------
    Net revenue                             100.0%            100.0%               100.0%          100.0%
    Cost of sales                            77.9              79.2                 79.9             80.3
                                            -----             -----                -----            -----
    Gross profit                             22.1              20.8                 20.1             19.7
    Selling, general and
       administrative expense                12.3              11.8                 11.2             11.4
                                            -----             -----                -----            -----

    Operating income                          9.8               9.0                  8.9              8.3
    Interest expense                           .7               1.1                   .9              1.2
                                            -----             -----                -----            -----

    Income before income taxes                9.1               7.9                  8.0              7.1
    Income tax provision                      3.5               3.0                  3.1              2.7
                                            -----             -----                -----            -----

    Net income                                5.6%              4.9%                 4.9%             4.4%
                                            =====             =====                =====            =====



     Net Revenue. Net revenue increased 28.0% to $19.9 million for the three months ended September 29, 1996 from $15.5 million for the comparable prior year quarter while net revenue of $57.7 million for the first nine months of 1996 rose 22.7% over the same period in 1995 of $47.0 million. The third quarter revenue growth resulted from consistent growth in Classic unit volume, growth in unit volume of Eurotrans over an unusually low level in the third quarter of 1995, unit volume of newly-introduced Legacy units, and improved average revenue per unit for each of the product lines. Revenue growth for the nine months ended
September 29, 1996 over the same prior year period was primarily a result of the increase in Classic unit sales and the introduction of the Legacy.

     Total unit sales and average revenue per unit for the three and nine month periods ended September 29, 1996 and October 1, 1995, respectively, were:

                                  Period Ended               Period Ended
                               September 29, 1996           October 1, 1995
                               ------------------           ---------------
                                         Average                    Average
                                         Revenue                    Revenue
                               Units     Per Unit           Units   Per Unit
                               -----     --------           -----   --------
    Three month period:
       Classic                  293     $ 50,000             263    $ 49,000
       Eurotrans                 17     $175,000               5    $172,000
       Legacy                     5     $ 84,000               -    $      -

    Nine month period:
       Classic                  933     $ 48,000             769    $ 47,000
       Eurotrans                 47     $156,000              51    $134,000
       Legacy                     5     $ 84,000               -    $      -


     Production backlog at September 29, 1996 was approximately $24 million compared with $18 million at the end of the third quarter of 1995. Sales of used buses, acquired by the Company from trade-ins and lease maturities, in 1996's third quarter of $1.1 million were approximately at the same level as in the prior year's third quarter. Used bus sales for the nine months ended September 29, 1996 were $4.0 million, an increase of 41.2% over the same period in the prior year. Used bus sales volume is, in part, dependent on the capacity available to perform refurbishment on the units prior to sale. The Company is developing a separate facility to continue to increase its used coach refurbishment capacity which is expected to be completed in the fourth quarter of 1996.

     Cost of Sales and Gross Profit. Gross profit increased 36.3% to $4.4 million in the third quarter of 1996 from $3.8 million in the third quarter of 1995. For the first nine months of 1996, gross profit was up 25.3% to $11.6 million over $9.3 million for the same period in 1995. Gross profit as a percent of net revenue improved to 22.1% during this year's third quarter versus 20.8% in the quarter a year ago. Gross profit as a percent of net revenue for the nine months ended September 29, 1996 was 20.1% up from 19.7% during the same quarter a year ago. The improved gross margin in this year's third quarter resulted in part from a greater sales mix of larger, high-priced Classics and Eurotrans than is normally the case.

     Selling, General and Administrative Expenses and Operating Income. Operating income rose 33.0% in the third quarter of 1996 over the same period in 1995 and, for the nine month period, has increased 32.3% from 1995 to 1996. Operating income, as a percent of net revenue, improved to 9.8% in the third quarter of 1996 from 9.0% in the same prior year period.

Selling, general and administrative expenses ("SG&A"), however, rose as a percent of net revenue to 12.3% of net revenue from 11.8% in 1995's third quarter. The third quarter of 1996 increase in SG&A to $2.4 million from $2.1 million a year ago results, in part, from expenditures made in connection with the addition of a Vice President of Sales and Marketing position during the quarter and an increase in the Company's marketing and advertising effort.

Liquidity and Capital Resources

     Net cash provided from operations during the first nine months of 1996 totaled $885,000 compared to $4.6 million provided in the same period in 1995. An increase in inventory levels in 1996 related to increasing the fleet of demonstrator units available to the Company's store locations and the materials inventory required to supply the new Legacy production line were the most significant factors in the lower level of cash provided from operations in 1996 versus 1995. Anticipated capital expenditures and increases in working capital are expected to be financed through internally generated funds and through the Company's line of credit. At September 29, 1996, the Company had approximately $4.8 million of borrowings outstanding against the $8,000,000 credit facility.

          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's ultimate liability under any of these matters will not have a material adverse effect on its financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)  No exhibits are filed with this report.

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended September 29, 1996

                                   SIGNATURE



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   METROTRANS CORPORATION
                                   (Registrant)


Date: November 13, 1996            /s/ Richard M. Bruno
                                   --------------------
                                   Richard M. Bruno
                                   Chief Financial and Accounting Officer
                                   Duly Authorized Officer