Form 10-K
period 1996-12-31
METROTRANS CORP
filed 1997-03-31
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ___ to ___

                         Commission file number 0-23808

                             METROTRANS CORPORATION
             (Exact name of Registrant as specified in its charter)

   Georgia                                              58-1393777
(State of incorporation)              (I.R.S. Employer Identification Number)

                 777 Greenbelt Parkway, Griffin, Georgia 30223
          (Address of principal executive offices, including zip code)

                                 (770) 229-5995
              (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 24, 1997 was $41,793,176. There were 4,077,383 shares of Common Stock outstanding as of March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Parts I and III hereof.

                            METROTRANS CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS
                               -----------------
ITEM                                                         PAGE
NUMBER                                                      NUMBER
------                                                      ------
                                     PART I
 1.     Business...........................................   3

 2.     Properties.........................................  10

 3.     Legal Proceedings..................................  11

 4.     Submission of Matters to a Vote of Security Holders  11

 4A.    Executive Officers of the Company..................  12

                                    PART II

 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.................................  13

 6.    Selected Financial Data.............................  14

 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................  15

 8.    Financial Statements and Supplementary Data.........  21

 9.    Changes in and Disagreements with Accountants
       on Accounting and Financial
       Disclosure..........................................  21

                                    PART III

 10.   Directors and Executive Officers of the Registrant..  21

 11.   Executive Compensation..............................  21

 12.   Security Ownership of Certain Beneficial Owners
       and Management .....................................  22

 13.   Certain Relationships and Related Transactions......  22

                                    PART IV

 14.   Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K ................................  23

SIGNATURES.................................................  27
INDEX OF FINANCIAL STATEMENTS.............................. F-1
INDEX OF EXHIBITS..........................................

                                     PART I

ITEM 1. BUSINESS
----------------

OVERVIEW

     Metrotrans Corporation (the "Company") is a manufacturer of shuttle and mid-size touring buses designed for use primarily by image conscious commercial enterprises. The Company's principal products are its Classic(R) line of shuttle and mid-size touring buses, its Eurotrans(R) line of mid-size coaches that are moderately priced in comparison to full-size motorcoaches, and its Legacy(R) line of mid-size coaches which bridges between the Company's other two lines. See "Products" below. The Company's products are targeted at distinct markets, including hotels, automobile rental companies, airport ground transportation companies, parking lot operators, medical and retirement facilities, tour and charter companies, intracity and rural transit operators, colleges and universities, and churches. The Company's customers include ATE Management and Service Company, Inc. (a wholly-owned subsidiary of Ryder Systems, Inc.), Budget Rent-A-Car Corp., Alamo Rent-A-Car, Inc., Hyatt Hotels Corp., Life Care Centers of America, Marriott Hotels Inc., and Dollar Rent-A-Car.

     The Company markets its products in the United States primarily through 13 Company operated sales centers located in 11 states and, to a lesser extent, through seven independent dealers located in three states, Canada, Switzerland and Puerto Rico. The Company also markets its products internationally primarily from its headquarters in Griffin, Georgia. See "Sales and Marketing" below.

     Since the introduction of the Classic in 1986, the Company has experienced continuous growth in its unit sales, revenues and earnings. The Company's growth has been enhanced by the introduction of the Eurotrans line in 1990, the Eurotrans XLT(tm) and the Classic II(tm) in late 1992, the Classic Commuter(tm) in late 1993 and the Legacy LJ in 1996. See "Products" Below.

     In order to sustain its growth and increase its manufacturing capacity, the Company moved its manufacturing and administrative offices to the current location in Griffin, Georgia during 1992. During 1996, the Company manufactured an average of approximately 23 Classics and Classic IIs, one to two Eurotrans and Eurotrans XLTs per week, and less than one Legacy per week since its production began at mid-year. The Company estimates existing capacity in its present facilities to manufacture up to 35 Classic and Classic IIs, 10 Eurotrans and Eurotrans XLTs per week, and 5 Legacys per week while maintaining its current one shift operation. Substantially all of the buses and coaches manufactured by the Company are based on firm customer orders received in advance of production.

     The Company was incorporated in 1982. During the period from 1982 until the introduction of the Classic in 1986, the Company marketed the Metrotrans, a mid-size bus designed by the Company but manufactured on a private label basis by a third party manufacturer, as well as another mid-size bus product manufactured by a large manufacturer of recreational vehicles.

     The Company incorporated a wholly-owned subsidiary, BUS PRO, INC. ("BUS PRO"), in February 1997 for the purpose of operating its used coach division. BUS PRO refurbishes and remarkets to various secondary markets used buses received by the Company through trade-ins related to new bus sales and purchased under terminating lease agreements. In March 1996, the Company liquidated three wholly-owned subsidiaries - Spalding Molded Products, Inc., Eurotrans Corp., and Metrotrans Overseas, Inc. and consolidated the operations of those entities with the operations of the Company.

PRODUCTS

     HISTORY. The Company originally marketed buses manufactured by third parties. These buses were designed and built based on recreational vehicle principles and standards using electrical and mechanical systems that overlapped and were dependent upon the chassis manufacturer's system. Additionally, the buses were equipped with light duty components designed for occasional recreational use. In 1984 and 1985, the Company designed a mid-size bus utilizing a "cutaway" cab chassis as well as electrical and mechanical engineering techniques that the Company believes had not been used in small and mid-size bus manufacturing. The Company began manufacturing its Classic line in 1986 based on its new designs.

     DESIGN. During the Company's design process, the Company's design team emphasizes safety and quality over all other features. The Company's Classic and Legacy LJ designs include 16-gauge steel tubing welded into a roll cage completely surrounding the passenger seating area. In addition there is a roll cage constructed in the cab of the Classic over the driver's head. The floor of the Classic and Legacy LJ is constructed of 11 and 14-gauge steel cross-members and is gusseted full length on each side by 11-gauge steel tubing. The Company's Eurotrans product is built using similar engineering standards, including a 14-gauge steel roll cage surrounding the sides and top of the entire bus, modified to accommodate the larger size of the Eurotrans.

     Despite the fact that there are few safety standards specific to the mid-size bus industry, the Company's Classic line is designed and has been tested to exceed the strict safety standards established for school buses. The Company has certified the crash-worthiness of its vehicles and components with Atlanta Testing & Engineering Inc., an independent testing laboratory. The Classic line has been certified to withstand 200% of the vehicle's weight on the roof and sides without catastrophic failure in a roll-over. Federal standards require that a school bus withstand 150% of the vehicle's weight in a roll-over test. The Company has met the requirements of the Ford Motor Home and Transit Bus Qualified Vehicle Modifier Program to attain "FM-Fully Meets" status. In addition, certain of the Company's products have been tested at the Alatoona Bus Testing Center in order to qualify the vehicles for government funded purchasing.

     DESCRIPTION The Company manufactures and markets shuttle and mid-size touring buses and mid-size coaches that can accommodate varying numbers of passengers at prices ranging from $30,000 to $200,000. The Company currently manufactures the basic models set forth below, each of which has distinct features and attributes designed to meet the variety of needs of the Company's customers.

                                            BUS     MAXIMUM
                     CURRENT SUGGESTED    LENGTH   PASSENGER      ENGINE
MODEL                RETAIL PRICE RANGE    (FT.)    SEATING        SIZES
------------------  --------------------  -------  ---------  ---------------

Classic...........  $45,000 to $75,000     20,22          31  6.8L Gas
                                           24,28              6.5-7.3L Diesel
Classic II........  $36,000 to $50,000        20          17  5.4L Gas
                                                              7.3L Diesel
Classic Commuter..  $30,000 to $40,000        20          17  5.4L Gas
                                                              7.3L Diesel
Eurotrans.........  $120,000 to $165,000   29,35          41  160/275 hp
Eurotrans XLT.....  $140,000 to $200,000      35          41  230/275 hp
Legacy LJ.........  $75,000 to $85,000     26,30          33  175/210 hp


     The interior configuration of the Company's buses may be custom designed to accommodate the needs of the specific customer. For example, car rental agencies typically require that the bus or coach contain large, open racks for luggage storage while medical and retirement facilities often require a configuration that will accommodate one or more wheelchairs and a paratransit lift and door.

     Set forth below is information regarding each of the Company's current models.

THE CLASSIC LINE

     THE CLASSIC. The Company introduced the Classic bus in 1986. The Classic was the Company's initial entry into mid-size bus manufacturing and continues to be the Company's leading seller. The Classic utilizes a dual rear wheel cutaway cab, engine, chassis and transmission manufactured by Ford or General Motors. During the period from the introduction of the Classic in 1986 to date, the Company made and continues to make modifications to the Classic in response to customer suggestions. For example, the Classic has been modified to include optional aircraft style positive closing interior overhead luggage compartments and a gull-wing type rear luggage and paratransit lift door which provides weather protection while open.

     THE CLASSIC II. The Company introduced the Classic II in 1992. The Classic II utilizes a single rear wheel cutaway chassis manufactured by Ford or General Motors and is a smaller and less expensive alternative to the Classic seating up to 17 passengers. The Classic II is marketed primarily to parking lot operators, rental car agencies, churches and schools. The Classic II has virtually all of the standard features incorporated in the Classic and is available with similar options. The Classic II may be operated without a commercial operator's license.

     THE CLASSIC COMMUTER. The Company introduced the Classic Commuter in late 1993. The Classic Commuter, like the Classic II, utilizes a single rear wheel Ford or General Motors cutaway chassis and can accommodate up to 17 passengers. The Classic Commuter is not as tall as the Classic II and is intended to provide an alternative to passenger vans by offering the interior comfort, styling and safety features of a mid-size bus, including a welded steel roll cage not available in passenger vans, at a price that is generally $5,000 to $8,000 higher than an average passenger van.

THE EUROTRANS LINE

     THE EUROTRANS. The Company first introduced the Eurotrans in 1990. The Eurotrans seats up to 41 passengers and utilizes a rear mount turbo diesel engine manufactured by Cummins Engine Company, a four-speed automatic transmission manufactured by Allison Transmission Company and a chassis manufactured by Spartan. The Eurotrans superstructure is supported by a 14-gauge welded steel roll cage manufactured by the Company. The Eurotrans also utilizes a one-piece windshield which offers the driver and passengers the safety and convenience of unobstructed visibility.

     THE EUROTRANS XLT. In late 1992, the Company introduced the Eurotrans XLT. The Eurotrans XLT features a raised platform chassis manufactured exclusively for the Company by Spartan allowing for full undercarriage luggage storage similar to that found in full-size motorcoaches. The Eurotrans XLT seats up to 41 passengers and utilizes a more powerful Cummins turbo diesel engine than that used in the standard Eurotrans and a six-speed electronic transmission manufactured by Allison Transmission Company.

THE LEGACY LINE

     THE LEGACY LJ. In 1995, the Company introduced the Legacy LJ, a down-sized rear engine coach accommodating up to 33 passiengers and built on a Spartan chassis designed exclusively for the Company. A product that fills a gap between a cutaway chassis shuttle bus and a full-size motor coach, the Legacy LJ offers the image and reliability of a coach with the maneuverability of a shuttle bus featuring a 16 foot, 4 inch turning radius which allows operation in narrow streets or compact parking lots.


SALES AND MARKETING

     The Company markets its buses and coaches primarily through 13 Company operated sales centers in the United States. The Company's direct sales force only markets the Company's product. The Company advertises in industry trade journals and showcases vehicles in industry trade shows. The Company also has implemented a direct mail program targeted at specific markets identified by the Company. The Company markets its products domestically through sales centers in the following cities:

               Boston, Massachusetts
               Collingswood, New Jersey (Philadelphia)
               Columbia, Maryland (Washington, D.C.)
               Lakewood, Colorado (Denver)
               Lewisville, Texas
               Fort Lauderdale, Florida
               Inglewood, California (Los Angeles)
               Monee, Illinois (Chicago)
               Nashville, Tennessee
               Norwich, New York (Syracuse)
               Orlando, Florida
               San Mateo, California (San Francisco)
               Spartanburg, South Carolina

     The Company currently utilizes 28 full time sales personnel operating out of the Company's sales and service centers. The Company's direct sales personnel are responsible for the performance of their respective sales centers and receive all of their compensation on a commission basis. The commission earned on each sale is based on a percentage of the amount by which the actual sales price exceeds the "dealer" invoice price established by the Company. The Company also markets its products through six independent distributors located in the following cities: Batavia, Ohio (Cincinnati); Honolulu, Hawaii; Dallas, Oregon (Salem); San Juan, Puerto Rico; Vancouver, British Columbia and Zurich, Switzerland.


CUSTOMERS

     The Company has a customer base comprised of companies in a number of different industries, including hotels, automobile rental companies, airport parking companies, medical and retirement facilities, tour companies, limousine companies, intracity and rural transit companies, colleges and universities, and churches. During 1996, the Company's customers included ATE Management and Service Company, Inc. (a wholly owned subsidiary of Ryder Systems, Inc.) which operates public transportation systems in a number of areas in the United States, Budget Rent-A-Car Corp., Alamo Rent-A-Car, Inc., Hyatt Hotels Corp., Life Care Centers of America, Marriott Hotels Inc., and Dollar Rent-A-Car.

PRODUCT SUPPORT AND CUSTOMER SERVICE

     The Company offers a free two-day service education program designed to teach the customer's mechanics and other service personnel about the mechanical and electrical systems used in the Company's buses and coaches. The Company also provides technical assistance on an as needed basis. The Company's buses and coaches are covered by a 13-month unlimited mileage warranty (excluding the chassis, engine, drivetrain, tires and certain other items that are covered by the manufacturer's standard warranty). The Company currently provides maintenance and service facilities at six of its sales centers and has 39 authorized independent full-service centers. Additionally, the manufacturers of certain components of the Company's buses and coaches, including the chassis, engine and drivetrain, have service centers authorized to service their specific components in large population centers throughout the United States. Customers may choose to operate as an authorized service center (many fleet customers have these capabilities) and may recommend local facilities to become authorized service centers. In either case, the centers must be qualified and approved by the Company. All warranty repairs must be made at an authorized service center. The Company's customers may call the METROCARE toll free number to receive repair authorization and/or guidance on service and maintenance.

     During 1995, the Company entered into a three year administration agreement with Automobile Protection Corporation ("APCO") whereby the Company offers extended service contracts to its bus customers. APCO administers and adjusts claims by working directly with the customer and the repair facility chosen by the customer once the initial Company or chassis manufacturer warranty has expired.

MANUFACTURING AND PURCHASING

     The Company is a vertically integrated manufacturer that constructs the body framing and coach work, molds its own plastic and fiberglass, constructs the cabinets and assembles the electrical circuitry for each of its buses and coaches. By manufacturing these items, the Company is able to maintain substantial control over product safety and quality, supply and scheduling. The vertical integration also allows the Company greater flexibility in its design and allows the customer to choose the design features and options that best meet the customer's needs. The Company also controls costs by purchasing most of its parts and supplies on an as needed basis and manufacturing substantially all of its buses based on firm customer orders. The Company purchases pre-assembled chassis, including engines, transmission drivetrain and axle assemblies, for use in its buses and coaches. By purchasing the chassis from third party suppliers, the Company is able to offer to its customers the warranty programs of the suppliers. The Company is a participant in the Ford Motor Home and Transit Bus Qualified Vehicle Modifier Program and has attained "FM-Fully Meets" status. Ford established this program to assist manufacturers, such as the Company, in complying with Ford's strict engineering guidelines. As a participant in the program, the Company is able to make certain modifications to the Ford chassis used in most of its Classic line of buses, including lengthening the chassis without affecting the standard warranty covering the chassis.

     During 1996, substantially all of the Company's manufacturing of its buses and coaches was conducted in a 100,000 square foot manufacturing facility in Griffin, Georgia, using two production lines. Subsequent to December 31, 1996, the Company began producing the Legacy LJ on a third production line located in an area of the Griffin facility vacated by the used coach division. The production capacity for each of the lines could increase further with the addition of more work shifts. The Company's manufacturing facility has primary assembly lines with designated areas for body manufacturing, electrical harness installation, interior installation and finishing. Sub-assemblies (electrical harness, cabinet making, seating, upholstery and coachwork) occur adjacent to the assembly lines allowing for sub-assembled components to feed the lines at an optimum location minimizing line time on each unit. The Company contracts with a third party for the exterior painting of its vehicles. Currently, it takes approximately eight days to build a Classic, Classic II or Classic Commuter and approximately 25 days to build a Eurotrans or Eurotrans XLT coach or a Legacy LJ bus..

     The Company maintains a strict quality control program providing for a quality control inspection at each stage of the manufacturing process for each vehicle manufactured. Additionally, each vehicle undergoes a leak test, electrical testing, a complete systems test and two heating and cooling tests. Each vehicle also undergoes a complete road test by at least two inspectors so that problems can be identified and corrected prior to delivery of the vehicle to the customer.

     The Company purchases raw materials, supplies, parts and subcomponents from approximately 500 vendors. The Company attempts to minimize its level of inventory by ordering most parts on an as needed basis with "just in time" delivery. As a result, the Company does not maintain substantial inventories of any of its parts and supplies. All of the chassis utilized in the Classic, Classic II and Classic Commuter buses are purchased fully assembled from Ford or General Motors Corporation. All of the chassis utilized in the Eurotran, Eurotrans XLT, and Legacy LJ coaches are manufactured for the Company by Spartan and are shipped to the Company with the engine and drivetrain in place. The Eurotrans and Eurotrans XLT chassis were designed in cooperation with the Company, and are manufactured for the Company, by Spartan. The Company believes that it has excellent relationships with these suppliers.

COMPANY WARRANTY

     The Company provides a 13-month, unlimited mileage, limited warranty on all of its buses and coaches that covers all parts of the vehicle except the chassis, engine, drivetrain, tires and certain other items that are covered under separate warranties by their manufacturers. The Company also provides an extended service agreement for an additional price. The service agreement is administered by APCO. See "Product Support and Customer Service"for additional information.

RESEARCH AND DEVELOPMENT

     The Company is engaged in ongoing research and development devoted to enhancing its current product line as well as to the development of new products. The Company currently employs five engineers who continuously seek to improve upon the Company's products and to quickly respond to customer needs and comments. The Company also works closely with its strategic suppliers in the development process to maximize the economy and effectiveness of new products. The chassis for the Legacy LJ was developed jointly between the Company and Spartan Motors, Inc.

     The Company's research and development has been driven by pro-active relationships with its customers as well as suppliers. The direct sales method of distribution provided by the Company's sales force gives management and engineering immediate feedback on product areas that need improvement and on opportunities for new products. The Company's contact with its customers resulted in the development of the original Classic in 1986, the Eurotrans in 1990, the Eurotrans XLT and the Classic II in late 1992, the Classic Commuter in late 1993, and the Legacy LJ in 1996.

USED VEHICLE SALES

     Many of the Company's fleet customers and potential customers rotate their fleet every two to four years. These fleet rotations, as well as lease maturities, have resulted in the development of an active market for previously-owned buses and coaches. The Company constructed a new 24,000 square foot facility during 1996 situated along Interstate 75 in McDonough, Georgia for the purpose of expanding its capabilities in the used coach refurbishing and resale markets. In connection with fleet sales in its direct distribution territories, the Company accepts "trade-in" vehicles of its own and other brands. The "trade-in" vehicles may be sold by the Company "as is", typically at approximately 15% to 35% of original value after four years use with average maintenance, or refurbished at the Company's manufacturing facility and sold for a greater percentage of their original value. Based on its marketing experience, the Company believes its "trade-in" policy increases new bus and coach purchases by fleet customers. The Company's sales personnel sell the used buses and coaches primarily to churches, start-up tour and charter operators and wholesalers who resell the buses and coaches to a variety of end-users.

BACKLOG

     The Company's customers typically place orders for the Classic line for delivery within six to twelve weeks after the order and orders for the Eurotrans line for delivery within two to six months after the order. Orders for the Legacy LJ have experienced longer lead times as the Company has been working to establish a smooth production flow for the new product. As of December 31, 1996 and 1995, the Company's backlog of orders was approximately $22,000,000 and $24,000,000, respectively. At March 15, 1997, the Company's backlog of orders was approximately $26,000,000.

COMPETITION

     The market for each of the Company's products is highly competitive. Competition in the markets for the Company's products is based on a number of factors, including product quality and reliability, safety, product features, driving performance, quality of product support and customer service, loyalty of customers and price.

     The Company primarily competes with eight competitors for the Classic line and several competitors for its Eurotrans and Legacy LJ lines. Some of the Company's competitors have greater financial resources than the Company. The Company believes that it must continue its research and development efforts to further enhance its products and to lower the cost of its products through manufacturing efficiencies and other cost saving measures in order to remain competitive. These efforts, together with the Company's continuing sales and marketing efforts, will be critical to the Company's future success. There can be no assurance that the Company will be able to maintain or improve its competitive position in the mid-size bus and coach market. The Company currently competes in the market for its shuttle and mid-size buses primarily with Champion Motorcoach Incorporated and Eldorado National (a division of Thor Industries, Inc.). These competitors and some other existing and potential competitors are owned by substantially larger entities than the Company.

GOVERNMENT REGULATIONS

     The manufacture and operation of passenger buses are subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, administered by the National Highway Traffic Safety Administration ("NHTSA"), and safety standards for passenger vehicles and their components that have been promulgated by the Department of Transportation. These standards permit NHTSA to require a manufacturer to repair or recall vehicles with safety defects or vehicles that fail to conform to applicable safety standards. The Company's products meet or exceed all applicable vehicle safety regulations and standards imposed by NHTSA. Many states regulate the sale, transportation and marketing of passenger buses. Some states also legislate additional safety and construction standard for passenger buses.

     In the future, governmental laws and regulations may be adopted that impose stricter safety, environmental or operational standards on the Company's products. The Company is committed to meet or exceed all current and future applicable regulatory requirements.

PROPRIETARY RIGHTS

     The names "Classic", "Eurotrans" and "Legacy LJ" are registered trademarks of the Company. The Company also claims rights to a number of unregistered trademarks. Management believes, however, that the Company's competitive success will not depend on the ownership of intellectual property rights.

EMPLOYEES

     As of December 31, 1996, the Company had 310 full-time employees. Of the Company's total employees, 29 were in sales and marketing, 10 were in research and development, 252 were in manufacturing, and 19 were in administration. The Company's employees are not represented by a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes the Company's relationship with its employees is good.


ITEM 2. PROPERTIES
------------------

     The Company's corporate headquarters and primary manufacturing, distribution and research and development facilities are located in approximately 113,000 square feet of leased space in Griffin, Georgia. The Company leases the facility from the Griffin-Spalding County Development Authority which financed the purchase of the land and construction of the facility through the sale of tax exempt Industrial Revenue Bonds. The Company is obligated to purchase the land and facility from the Authority upon payment of nominal additional consideration upon the maturity of the Bonds in 2011. See "Item 13. Certain Relationships and Related Transactions." The Griffin facility is comprised of approximately 13,000 square feet of office space and approximately 100,000 square feet of manufacturing space. The Company's current manufacturing facility has the capacity to produce and provide inventory for approximately 50 buses and coaches per week.

     The Company owns a 22,000 square foot facility located in Ellenwood, Georgia, in which the Company manufactures the fiberglass and plastic molded products used by the Company in its buses and coaches.

     The Company constructed a 24,000 square foot facility during 1996 for its used coach subsidiary, BUS PRO, INC., in McDonough, Georgia which is used for refurbishment and sale of used buses and coaches. The facility is comprised of approximately 21,000 square feet of shop area and 3,000 square feet of office space. The facility is bordered by a parking area capable of accommodating over 230 buses.

     The Company's sales centers are located in leased facilities ranging in size from 300 to 3,600 square feet. The Company primarily leases these facilities under short-term leases. See "Item 1. Business - Sales and Marketing."

     The Company believes that its current facilities are suitable for and adequate to support its present level of operations.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     The Company, from time to time is a party to legal proceedings arising out of and incidental to the operations of the Company. On November 22, 1995, Triangle Transit Authority ("Triangle") filed a Complaint against the Company in the United States District Court for the Middle District of North Carolina, Greensboro Division. Research Triangle Regional Public Transportation Authority
                      ----------------------------------------------------------
(dba Triangle Transit Authority) v. Metrotrans Corporation, Civil Action No.
----------------------------------------------------------
1:95CV00903 alleges that Triangle purchased twenty Classic model buses from the Company in 1993 and alleges that those buses are defective. The Plaintiff also alleges that the Company has committed an unfair trade practice by failing to cure the alleged defects in a timely fashion. While Triangle has continuously used the buses in its transit system for almost four years and anticipates using those buses at least one additional year, it claims the right to recover virtually the entire purchase price of the twenty buses or $1.2 million as well as treble damages based upon its claim of unfair trade practice. Although discovery in the case has not been completed, the Company has filed a Motion for Summary Judgement on February 28, 1997, seeking dismissal of the unfair trade practice claim and eliminating a substantial portion of the claim of Triangle for compensatory damages. Triangle has not yet filed its Response to the Motion for Summary Judgement.

     The Company is a party to certain other legal proceedings, however management does not anticipate that any of such proceedings will have a material adverse effect on its financial condition or results of operation. The Company may be subject to product liability claims arising from the use of its products; the Company maintains product liability insurance which it currently considers adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted by the Company to a vote of security holders during the fiscal quarter ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------

     Information relating to the directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

     Set forth below is certain information as of December 31, 1996 regarding the executive officers of the Company.

     D. MICHAEL WALDEN, age 46, has served as Chairman, President and Chief Executive Officer of the Company since its incorporation in 1982.

     TERRI B. HOBBS, age 40, has served as Executive Vice President of the Company since July 1990. From 1987 until July 1990, Ms. Hobbs served as Director of Marketing for the Company and, from 1985 through 1987, Ms. Hobbs was engaged in sales and administration for the Company.

     RICHARD M. BRUNO, age 44, joined the Company in May 1995 and has served as Vice President, Chief Financial Officer, Treasurer and Secretary since that time. From January 1994 to May 1995, Mr. Bruno was Treasurer of Mohawk Industries, Inc., a carpet manufacturing company. From October 1983 to January 1994, Mr. Bruno was with Engraph, Inc., a packaging manufacturing company, and served as its Treasurer for more than five years.

     Set forth below is certain information as of December 31, 1996 regarding certain significant employees of the Company who are not executive officers.

     O. G. SIMS, age 53, has served as Vice President-Engineering of the Company since 1985. From November 1979 to October 1985, Mr. Sims was Vice President, Manufacturing and Engineering of First Response, Inc. Mr. Sims' prior experience was with Lockheed Aircraft Corporation, Flight Test Division on the Hummingbird project and Lockheed Marietta Corporation on the development and testing of the C-5A transport aircraft.

     MELVIN ROYSTER, age 43, has served as Vice President of Manufacturing since January 1997. Prior to that time, he served as General Manager-Manufacturing Operations of the Company since April 1993. From April 1990 to April 1993, Mr. Royster was General Manager of the Douglas, Georgia manufacturing facility of InterMetro Industries, Inc., a manufacturer of metal shelving. From September 1987 to April 1990, Mr. Royster served as Director of Manufacturing of Alcatel Network Systems, Inc., a manufacturer of telecommunication switching equipment.

     THOMAS HOLLENBECK, age 48, has served as Vice President - Sales and Marketing since March 1997. From February 1991 to March 1997, Mr. Hollenbeck was associated with MJM International, Inc. which served as a sales representative of the Company for California and Hawaii. From 1988 to 1991, Mr. Hollenbeck was Senior Vice President of General Rent-a-Car of Fort Lauderdale, Florida, a rental car company, and from 1975 to 1988 served as Vice President - Sales and Marketing of National Coach Corp., a shuttle bus manufacturer.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "MTRN" since the Company's initial public offering in June 1994. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. The Company did not issue or sell any shares of its Common Stock that were not registered under the Securities Act of 1933, as amended. As of March 21, 1997, the number of stockholders of record of the Company's Common Stock was approximately 201. The following table sets forth, by fiscal quarter, the high and low closing sale prices of the Common Stock as reported by The Nasdaq National Market from June 9, 1994 (the first day of trading in the Company's Common Stock) through December 31, 1996.

PERIOD                         HIGH                           LOW
-------------------------------------------------------------------------------
Fourth Quarter 1996           $14.75                         $12.25
Third Quarter 1996            $14.50                         $12.50
Second Quarter 1996           $14.75                         $12.00
First Quarter 1996            $12.50                          $8.25
===============================================================================
Fourth Quarter 1995            $9.00                          $7.00
Third Quarter 1995             $8.50                          $6.25
Second Quarter 1995            $8.00                          $5.25
First Quarter 1995             $6.00                          $5.25
===============================================================================
Fourth Quarter 1994            $9.50                          $5.50
Third Quarter 1994             $9.50                          $7.75
Second Quarter 1994
 (from June 9, 1994)           $9.00                          $8.00
===============================================================================
     The Company operated from January 1, 1989 through May 31, 1994 as an S Corporation under Subchapter S of the Internal Revenue Code and comparable state tax laws and was not subject to state or federal corporate income taxes. Prior to the termination of its S Corporation status, the Company made cash distributions to its stockholders in the aggregate amounts of approximately $1.0 million and $6.4 million during the years ended December 31, 1993 and 1994, respectively. A substantial portion of these distributions were used to fund the federal and state tax obligations of the stockholders attributable to the Company's Subchapter S income for such periods. Additionally, on June 16, 1994, the Company made a Subchapter S distribution of $4.5 million to its S Corporation stockholders using a portion of the proceeds from the Company's initial public offering. The Company intends to retain all future earnings for the expansion and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing including the Company's earnings, financial condition, and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The following selected financial data for and as of the end of each of the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The financial statements of the Company as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996, and the report of Arthur Andersen LLP thereon, are included elsewhere in Item 8 of this report.

                              YEARS ENDED DECEMBER 31,
                       -------------------------------
                         1996      1995      1994     1993      1992
                       --------   ------    -------  -------   -------
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Net Revenue..........   $77,482   $64,027   $52,271  $39,033   $26,652
Cost of Sales.......     62,814    50,914    42,494   30,177    20,840
                        -------   -------   -------  -------   -------
Gross Profit........     14,668    13,113     9,777    8,856     5,812
Selling, general, and
 adminstrative expenses.  8,477     7,458     6,900    5,320     3,512
                        -------   -------   -------  -------   -------
Operating Income......    6,191     5,655     2,877    3,536     2,300
Interest expense, net.      736       711       498      583       335
                        -------   -------   -------  -------   -------
Income before
income taxes..........    5,455     4,944     2,379    2,953     1,965
Income tax provision (1)  2,136     1,914       920    1,122       747
                        -------   -------   -------  -------   -------
Net income..........     $3,319    $3,030    $1,459   $1,831    $1,218
                        =======   =======   =======  =======   =======

Weighted average
number of shares (2)      4,107     3,993     3,698    3,335     3,335
                        =======   =======   =======  =======   =======

Net income per share..    $0.81     $0.76     $0.39    $0.55     $0.37
                        =======   =======   =======  =======   =======

                                       DECEMBER 31,
                       ---------------------------------------------
                         1996      1995      1994      1993      1992
                        -----     -----     -----     -----     -----
                             (IN THOUSANDS EXCEPT OTHER DATA)

BALANCE SHEET DATA:
Working capital
 (deficit)..........    $13,508   $11,214   $ 6,723 $ (1,495)  $ 2,404
Total assets........     36,564    29,667    25,521   20,848    16,370
Long-term debt......      2,719     3,727     4,122    4,062     4,613
Stockholders'
 equity.............     17,096    13,663     9,637      436     4,002

OTHER DATA:
Total units sold
 or leased..........      1,284     1,117       982      835       608
____________
/(1)/ The Company elected S Corporation status effective January 1, 1989. On
      May 31, 1994, the Company converted its status to a C Corporation and, accordingly, from June 1, 1994 has been subject to federal and state income taxes. Net income prior to June 1, 1994, includes federal and state income taxes as if the Company had been a C Corporation, based on the effective tax rates that would have been in effect during the periods reported.

/(2)/ The weighted average number of shares outstanding prior to the third quarter of 1994 gives effect to the estimated number of shares of Common Stock that would be required to be sold (at the initial public offering price of $8.50 per share) to fund a $4.5 million S Corporation distribution to the S Corporation stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

OVERVIEW

     The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. During the period from its incorporation in 1982 to the introduction in 1986 of its initial manufactured product, the Classic, the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic, the Company has experienced continuous growth in unit sales and revenues. The market for the Company's products is diverse and broad based. Set forth below are the principal markets identified by the Company together with the approximate number of units sold or leased in each market during the periods indicated.

                                          NUMBER OF UNITS SOLD OR LEASED
                                          ------------------------------
Market                                      1996        1995       1994
------                                    ------      ------     ------

Automobile Rental Companies                  246         264        202
Intracity and Rural Transit Operators        226         204        127
Tour and Charter Companies                   217         188        206
Retirement/Long-Term Care Facilities         127          44        105
Hotels/Motels                                124         121        111
Limousine Operators                           94          43         44
Airport Ground Transportation Companies       71          26         28
Parking Lot Operators                         38          67         42
Churchs                                       36          42         38
Other                                        105         118         79
                                          ------      ------     ------
Total                                      1,284       1,117        982
                                          ======      ======     ======

     The diversity of the customer base from which the Company derives its revenue has made the Company less vulnerable to economic downturns in a particular market. This cushioning effect is evidenced by the Company's five-year compound annual growth rate in net revenues of 30.4% through 1996 even as unit sales within certain markets has been volatile. Additionally, several of the Company's larger customers typically rotate their fleets every two to four years which can result in significant orders to the Company during their respective purchasing cycles.

RESULTS OF OPERATIONS

     The following table sets forth selected financial information derived from the Company's income statements expressed as a percentage of total revenue for the periods indicated.

                              YEARS ENDED DECEMBER 31,
                         ----------------------------------
                          1996    1995   1994   1993  1992
                         -----   -----  -----  -----  -----
Net revenue              100.0%  100.0% 100.0% 100.0% 100.0%
Cost of sales             81.1    79.5   81.3   77.3   78.2
                         -----   -----  -----  -----  -----

Gross profit              18.9    20.5   18.7   22.7   21.8
Selling, general
 and administrative
  expenses                10.9    11.7   13.2   13.7   13.1
                         -----   -----  -----  -----  -----
Operating income           8.0     8.8    5.5    9.0    8.7
Other income, net          0.0     0.0    0.2    0.4    0.4
Interest expense           1.0     1.1    1.2    1.8    1.7
                         -----   -----  -----  -----  -----
Income before income
 taxes                     7.0     7.7    4.5    7.6    7.4
Income tax provision       2.7     3.0    1.7    2.9    2.8
                         -----   -----  -----  -----  -----
Net income                 4.3%    4.7%   2.8%   4.7%   4.6%
                         =====   =====  =====  =====  =====
_______________

  The following table sets forth total unit sales and average revenue per unit for 1996, 1995, and 1994.


                        1996               1995                 1994
                   -----------------    ---------------    -----------------
                            AVERAGE            AVERAGE              AVERAGE
                            REVENUE/           REVENUE/             REVENGE/
                   UNITS      UNIT      UNITS    UNIT      UNITS     UNIT
                   ------   --------    -----  --------    -----    --------
Classic            1,192   $  48,000    1,050 $  47,000      920   $  41,000
Eurotrans             77   $ 147,000       67 $ 134,000       62   $ 119,000
Legacy LJ /(1)/       15   $  79,000        - $       -        -   $       -
                   -----                -----              -----
   Total           1,284                1,117                982
                   =====                =====              =====

/(1)/ The Company first introduced the Legacy LJ in 1996.

1996 COMPARED TO 1995

     NET REVENUE.    Net revenue increased $13.5 million or 21.0% from $64.0
million in 1995 to $77.5 million in 1996. This increase reflects an increase in the number of units sold and the sales of higher priced units. The number of units sold in the Classic line increased 13.5% to 1,192 in 1996 from 1,050 in 1995. Average revenue per Classic unit increased to $48,000 in 1996 from $47,000 in 1995. Unit sales of Eurotrans coaches increased 14.9% to 77 units in 1996 from 67 units in 1995 while average revenue per Eurotrans unit increased to $147,000 in 1996 from $134,000 in 1995. The Company began selling the Legacy LJ in 1996.

     Net revenue from sales of used buses acquired by the Company from trade-ins and lease maturities increased $2.5 million or 71.6% to $6.0 million in 1996 from $3.5 million in 1995. The increase in sales of used buses resulted from an increase in the used coach selling effort and the increased capability to perform refurbishment on used coaches available for sale. The Company completed construction of a new facility for its used coach operation at yearend and has incorporated a wholly-owned subsidiary, BUS PRO, INC., to continue the expansion of its used coach activities. The Company's investment in the new facility is approximately $1.2 million.

     COST OF SALES AND GROSS PROFIT. Gross profit increased 11.8% to $14.7 million in 1996 from $13.1 million in 1995. As a percentage of net revenue, gross profit declined from 20.5% in 1995 to 18.9% in 1996. The reduced gross margin was largely the result of factors affecting the fourth quarter of 1996 during which the gross margin of 15.5% was impacted primarily by a) lower margins on sales of Eurotrans units to transit customers in spite of record Eurotrans unit volume, b) inefficiencies in existing production lines causing increases in material, labor and plant overhead costs as well as reduced production volume of the Classic line and resulting from the significant unit volume increase in both the Eurotrans and Legacy LJ rear engine product lines as well as from engineering issues related to the newly-designed General Motors cutaway chassis models, and c) uneven production flow of the newly introduced Legacy LJ resulting from the need to resolve design issues in the custom chassis.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Operating income increased to $6.2 million in 1996 from $5.7 million in 1995. Selling, general and administrative expenses ("SG&A") were $8.5 million in 1996, an increase of 13.7% over $7.5 million in 1995. As a percentage of net revenue, SG&A improved to 10.9% in 1996 from 11.7% in 1995. The increase in SG&A resulted primarily from the increase in unit sales and net revenue.

     INTEREST EXPENSE. Net interest expense increased 3.5% to $736,000 in 1996 from $711,000 in 1995. The relative consistency of interest expense from 1995 to 1996 is largely the result of average borrowings and interest rates remaining stable during the years.


1995 COMPARED TO 1994

     NET REVENUE. Net revenue increased $11.8 million or 22.5% from $52.3 million in 1994 to $64.0 million in 1995. This increase reflects an increase in the number of units sold, price increases that were instituted in early 1995 and sales of higher priced units with more optional features. The number of units sold in the Classic line increased 14.1% to 1,050 in 1995 from 920 units in 1994. Average revenue per unit increased to $46,914 in 1995 from $41,459 in 1994. Unit sales of Eurotrans coaches increased 8.1% to 67 units in 1995 from 62 units in 1994 while average revenue per unit increased 12.3% to $134,136 in 1995 from $119,468 in 1994. Eurotrans sales during 1995 were affected by the availability of chassis that matched customer needs.

     Net revenue from sales of used buses acquired by the Company from trade-ins and lease maturities increased $1.1 million or 45.8% to $3.5 million in 1995 from $2.4 million in 1994. The increase in new buses resulted from an increase in the used coach selling effort and the increased capability to perform refurbishment on used coaches available for sale.

     COST OF SALES AND GROSS PROFIT. Gross profit increased 34.1% to $13.1 million in 1995 from $9.8 million in 1994. As a percent of net revenue, gross profit improved to 20.5% in 1995 from 18.7% in 1994. The improvement in gross profit margin was attributable to a combination of factors, including the stabilization of material costs through alternate supplier sourcing as well as price and terms negotiation, the improved efficiency in the manufacturing process, and the higher level of net revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Operating income increased significantly to $5.7 million in 1995 from $2.9 million in 1994. SG&A was $7.5 million in 1995, an increase of 8.0% over $6.9 million in 1994, a much lower percentage increase than the 34.1% increase in gross profit. While most components of SG&A grew during 1995, SG&A, as a percent of net revenue declined from 13.2% to 11.6% largely as a result of cost containment efforts instituted in the fourth quarter of 1994.

     INTEREST EXPENSE. Interest expense increased to $711,000 in 1995 from $498,000 in 1994. The higher interest expense in 1995 was primarily due to interest incurred under its pool arrangement with a chassis manufacturer for non-owned chassis held beyond the allowable interest-free period largely as a result of the timing of the completion of certain large contracts.


FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The following table presents certain unaudited quarterly results prepared by the Company on a basis consistent with its audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considered necessary for a fair presentation of the data. Such quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

                                    1996                                1995
                   -------------------------------------  ---------------------------------
                   FIRST      SECOND    THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                   QUARTER    QUARTER   QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                   ---------  -------   -------  -------  -------  -------  -------  -------
                                       (in thousands, except per share data)

Net revenue           $17,20  $20,614   $19,881  $19,787  $15,186  $16,303  $15,531  $17,007
Cost of sales         14,144   16,463    15,482   16,725   12,526   12,925   12,304   13,159
                   ---------  -------   -------  -------  -------  -------  -------  -------
Gross profit         $ 3,056  $ 4,151   $ 4,399  $ 3,062  $ 2,660  $ 3,378  $ 3,227  $ 3,848
                   =========  =======   =======  =======  =======  =======  =======  =======

Operating income     $ 1,286  $ 1,903   $ 1,959  $ 1,043  $ 1,039  $ 1,459  $ 1,392  $ 1,766
                   =========  =======   =======  =======  =======  =======  =======  =======
Income before
income taxes         $ 1,100  $ 1,717   $ 1,819  $   819  $   826  $ 1,307  $ 1,224  $ 1,587
                   =========  =======   =======  =======  =======  =======  =======  =======
Net income           $   674  $ 1,052   $ 1,116  $   477  $   512  $   811  $   759  $   948
                   =========  =======   =======  =======  =======  =======  =======  =======
Weighted average
shares
outstanding            4,068    4,117     4,115    4,116    3,985    4,007    4,007    4,009
                   =========  =======   =======  =======  =======  =======  =======  =======

Net income
 per share           $  0.17  $  0.26   $  0.27  $  0.12  $  0.13  $  0.20  $  0.19  $  0.24
                   =========  =======   =======  =======  =======  =======  =======  =======

     The Company historically has experienced significant fluctuations in its financial results from quarter to quarter due to factors such as availability of cutaway chassis, the mix of buses and coaches sold, the timing of orders and delivery dates, the purchasing cycles of certain large customers that typically rotate their fleets every two to four years and the state of the economy. Furthermore, because of the relatively high selling prices of buses and coaches such as those manufactured by the Company, a small variation in the number and mix of buses and coaches sold in any quarter can have a significant effect on sales and operating results for that quarter.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through cash flow from operations, bank borrowings and financing arrangements with Ford Motor Credit Corporation ("Ford Credit").

     Net cash of $939,000 was used in operating activities during 1996 with the increases in accounts receivable of $1.2 million and inventories of $5.1 million more than offsetting the funds provided by net income, depreciation and amortization. The increase in accounts receivable results primarily from the significant volume of bus shipments near the end of the year, including the increased activity of yearend sales by the used coach division. Capital expenditures of $1.9 million, most significant of which is the new facility developed for the used coach division's refurbishment and sales activities, were primarily responsible for the net cash used in investing activities of $1.2 million. The increased capital expenditures, however, were partially offset by the declining investment in sales-type leases as the Company has reduced the volume of sales via leases requiring capital lease treatment. Net cash provided by financing activities of $2.2 million came primarily from increased borrowings under the Company's line of credit of $3.1 million offset by repayments of long-term debt of $1.0 million.

     Net cash provided by operations during 1995 was $600,000, reflecting in part, an increase in accounts receivable of over $4.6 million more than offsetting $4.0 million provided by net income, depreciation and amortization. The increase in accounts receivable was largely the result of the significant volume of bus shipments near the end of the year. Investing activities during the year used $164,000 and resulted from capital expenditures of $277,000 offset by sales-type lease investment activity, both of which were lower than in the prior year. Debt repayments and reductions in collateralized borrowings totalling $502,000 were partially funded by $891,000 of cash repayments from majority stockholders in connection with the Company's 1994 initial public offering.

     Net cash used in operations during 1994 was $920,000 reflecting in part, lower earnings levels, higher inventory balances, and a $1.5 million increase in accounts receivable, offset, in part, by a $2.8 million increase in accounts payable and accrued expenses. Investing activities during 1994 provided $681,000, resulting from the repayment of $2.5 million in affiliate advances offset by an increase of $423,000 in leased property and $610,000 in capital expenditures. Included in these capital expenditures were funds used in the acquisition of a manufacturing facility from an affiliate. Financing activities provided $208,000 million which reflects the use of the proceeds of the initial public offering to reduce short-term debt and fund a S Corporation distribution to S Corporation shareholders.

     At December 31, 1996, the Company had a $8.0 million revolving credit facility with a commercial bank. In January 1997, the Company increased the amount of the facility to $10.0 million. The effective interest rate under the facility is equal to the bank's prime rate (8.25% as of March 21, 1997). The agreement also allows the Company to convert portions of its outstanding line to Eurodollar advances with an interest rate based on LIBOR plus 2.0%. This facility is available for working capital and is secured by substantially all of the Company's assets. At December 31, 1996 and 1995, the Company had approximately $7.3 million and $4.2 million, respectively, of short-term debt outstanding under this facility.

     The Company has a pooled chassis agreement with Ford Credit pursuant to which Ford Credit maintains an inventory of Ford chassis at the Company's manufacturing facility in Griffin, Georgia. Ford Credit retains title to each chassis until the date the chassis enters the production line at which time the Company becomes obligated to purchase the chassis from Ford Credit. The time between delivery of the chassis at the Company's facility, and the time the chassis enters production is termed the consignment period. The Company is obligated to pay interest at the prime rate plus 1% charged on consigned chassis during any portion of the consignment period that extends beyond 90 days.

     The Company believes that cash flow from operations and funds available under the Company's credit facilities are sufficient to meet the Company's funding needs for its present operations for fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of the Company as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 and the report of Arthur Andersen LLP required to be included in this report are set forth in the Index to Financial Statements on page F-1 of this report. No financial statement schedules are required to be included in this report under the related instructions or because the information required is included in the consolidated financial statements or notes thereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

       Not Applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

     Information relating to the directors of the Company, including directors who are executive officers of the Company is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

     Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the company who are not directors and certain other significant employees of the Company is set forth in Item 4A of this report under the caption "Item 4A. Executive Officers of the Company." Such information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during 1996, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Forms 5 for each of D. Michael Walden, Terri B. Hobbs and Richard M. Bruno were filed not on a timely basis. The Company is not aware of any other persons other than directors and executive officers who own more than 10% of the Company's Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION
---------------------------------

     Information required by this item is set forth under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required by this item is set forth under the caption "Voting - Principal Stockholders" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by this item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
----------------------------------------------------------------------
          8-K
          ---

     (a)  Documents Filed as Part of This Report

        1. Financial Statements

          The following financial statements of the Company and the related report of independent public accountants thereon are set forth immediately following the Index of Financial Statements and Financial Statement Schedules which appears on page F-1 of this Report.

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended December 31,
            1996, 1995 and 1994
          Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the Years Ended December 31,
            1996, 1995 and 1994
          Notes to Consolidated Financial Statements


        2. Financial Statement Schedules

          No financial statement schedules are required to be included in this report under the related instructions or because the information required is included in the consolidated financial statements or notes thereto.

          3. Exhibits

          The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Richard M. Bruno, Chief Financial Officer, 777 Greenbelt Parkway, Griffin, Georgia 30223. There is a charge of $.50 per page to cover expense for copying and mailing.

EXHIBIT
NUMBER              DESCRIPTION
------              -----------


  3.1  Amended and Restated Articles of Incorporation of the Company (Exhibit
       3.1 to the Company's Registration Statement on Form S-1, No. 33-76492).

  3.2 Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-76492).

 10.1  (a)  Authorized Converter Pool Agreement dated July 10, 1990 by and between the Company and Ford Motor Company with respect to chassis purchases. (Exhibit 10.1(a) to the Company's Registration Statement on Form S-1, No. 33-76492).

       (b) FMCC Pool Company Wholesale Finance Plan - Application for Wholesale Financing and Security Agreement, dated June 26, 1990, by and between the Company and Ford Motor Credit Company with respect to Ford chassis financing (Exhibit 10.1(b) to the Company's Registration Statement on Form S-1, No. 33-76492).

       (c) Intercreditor Agreement dated June 26, 1990, by and between the Company, Ford Motor Credit Company and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) ("NationsBank"), granting to FMCC a first priority lien on Ford chassis with respect to Ford chassis financing (Exhibit 10.1(c) to the Company's Registration Statement on Form S-1, No. 33-76492).

 10.2 Financing Agreement dated November 29, 1994 by and between the Company and NationsBank (Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994).

 10.3  (a)  Indenture of Trust dated as of December 1, 1991, between the Griffin
            -Spalding County Development Authority (the "Authority") and the First National Bank of Chicago, as trustee, with respect to the bond financing on the Company's manufacturing facility (Exhibit 10.5(a) to the Company's Registration Statement on Form S-1, No. 33-76492).

       (b) Lease Agreement dated December 1, 1991, between the Authority and EMS Properties, Inc., with respect to the Company's manufacturing facility (Exhibit 10.5(b) to the Company's Registration Statement on Form S-1, No. 33-76492).

       (c) Assignment and Assumption of Lease dated as of January 1, 1994, by and between EMS Properties, Inc. and the Company with respect to the assignment of EMS Properties' leasehold interest to the Company (Exhibit 10.5(c) to the Company's Registration Statement on Form S-1, No. 33-76492).

       (d) Remarketing Agreement dated as of December 1, 1991, among the Authority, EMS Properties, Inc. and NationsBank, as Remarketing Agent, with respect to the industrial revenue bonds (Exhibit 10.5(d) to the Company's Registration Statement on Form S-1, No. 33-76492).

10.4 Lease Agreement dated November 11, 1992, by and between Windsor Leasing, Ltd., the Company and First Response, Inc. with respect to the use of an aircraft (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-76492).

10.5** Employment Agreement dated March 15, 1994 between D. Michael Walden and the Company (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-76492).

10.6 1994 Employee Stock Incentive Plan (Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-76492).

10.7 1994 Directors Stock Incentive Plan (Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-76492).

10.8* Aircraft Lease Agreement dated December 20, 1996, between General Electric Credit Corporation and the Company.

11*         Computation of Earnings Per Share.

23*         Consent of Arthur Andersen LLP.

_______________
*    Filed herewith
**   The indicated exhibit is a management contract or compensatory plan.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                    METROTRANS CORPORATION
                                           (Registrant)


                                    By /s/ D. Michael Walden
                                       ---------------------
                                      D. Michael Walden
                                      Chairman of the Board,
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.


/s/ D. Michael Walden          Chairman of the Board,
---------------------          President and Chief Executive
D. Michael Walden              Officer


/s/ Patrick L. Flinn           Director
-------------------------
Patrick L. Flinn


/s/ George W. Mathews, Jr.     Director
--------------------------
George W. Mathews, Jr.


/s/ M. Earl Meck               Director
----------------
M. Earl Meck


/s/ William C. Pitt III        Director
-----------------------
William C. Pitt III


/s/ Randy B. Stanley           Director
--------------------
Randy B. Stanley


/s/ Richard M. Bruno           Chief Financial Officer,
--------------------           Vice President, Treasurer,
Richard M. Bruno               and Secretary
                               (Principal Financial and
                               Accounting Officer)

                            METROTRANS CORPORATION

                               AND SUBSIDIARIES



                       CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1996, 1995, AND 1994
                                 TOGETHER WITH
                               AUDITORS' REPORT

                      FORM 10-K -- ITEM 14(a)(1) and (2)

                    METROTRANS CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of Metrotrans Corporation and subsidiaries are included in Item 8:

                                                                  Page No.
                                                                  --------
Report of Independent Public Accountants.........................   F-2
Consolidated Balance Sheets as of December 31, 1996 and 1994.....   F-3
Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994...............................   F-4
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1996, 1995 and 1994.........................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...............................   F-6
Notes to Consolidated Financial Statements.......................   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Metrotrans Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of METROTRANS CORPORATION (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrotrans Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 26, 1997

                             METROTRANS CORPORATION

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                      (In Thousands, Except Share Amounts)

                    ASSETS                                 1996         1995
==============================================================================
CURRENT ASSETS:

    Cash                                                  $    22      $    23
    Accounts receivable, net of allowance for
      doubtful accounts of $282 and $260 in
      1996 and 1995, respectively                          10,109        8,878
    Current portion of net investment in
      sales-type leases                                       810          626
    Inventories                                            17,903       12,771
    Prepaid expenses and other                                784          943
                                                          -------      -------
                Total current assets                       29,628       23,241
                                                          -------      -------

PROPERTY, PLANT, AND EQUIPMENT, net                         5,447        4,323

NET INVESTMENT IN SALES-TYPE LEASES                         1,098        1,827

DEPOSITS AND OTHER                                            391          276

                                                          $36,564      $29,667
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY                       1996         1995
==============================================================================

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                  $ 7,139      $ 6,086
   Borrowings under line of credit                          7,297        4,169
   Current portion of long-term debt                        1,132        1,168
   Customer deposits                                          552          604
                                                          -------      -------
                Total current liabilities                  16,120       12,027
                                                          -------      -------
LONG-TERM DEBT, net of current portion                      2,719        3,727
                                                          -------      -------
DEFERRED INCOME TAXES                                         629          250
                                                          -------      -------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)


STOCKHOLDERS' EQUITY:

    Preferred stock, no par value;
      10,000,000 shares authorized                              0            0
    Common stock, $.01 par value; 20,000,000
      shares authorized, 4,077,383 and 4,076,275
      shares issued and outstanding in 1996 and
      1995, respectively                                       41           41
    Additional paid-in capital                             10,466       10,457
    Deferred compensation                                    (315)        (420)
    Retained earnings                                       6,904        3,585
                                                          -------      -------
                                                           17,096       13,663

                                                          $36,564      $29,667
                                                          =======      =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                             METROTRANS CORPORATION

                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                      (In Thousands, Except Per Share Data)

                                                         1996          1995          1994
                                                        -------       -------       -------
NET REVENUE                                             $77,482       $64,027       $52,271

COST OF SALES                                            62,814        50,914        42,494
                                                        -------        ------        ------
                Gross profit                             14,668        13,113         9,777

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES             8,477         7,458         6,900
                                                        -------       -------        ------
                Operating income                          6,191         5,655         2,877

INTEREST EXPENSE, net                                       736           711           498
                                                        -------       -------        ------
INCOME BEFORE INCOME TAXES                                5,455         4,944         2,379

PRO FORMA INCOME TAX PROVISION                                0             0           192
                                                        -------       -------        ------

INCOME TAX PROVISION                                      2,136         1,914           728

NET INCOME                                              $ 3,319       $ 3,030       $ 1,459
                                                        =======       =======       =======

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE         $0.81         $0.76         $0.39
                                                        =======       =======       =======

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                      4,107         3,993         3,698
                                                        =======       =======       =======


 The accompanying notes are an integral part of these consolidated statements.

                    METROTRANS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                        (In Thousands, Except Share Data)

                                                     Common Stock       Additional    Due From
                                                  ------------------     Paid-In      Majority       Deferred    Retained
                                                   Shares     Amount     Capital    Stockholders   Compensation  Earnings   Total
                                                  ---------   ------    ----------  ------------  ------------   --------  ------
BALANCE, December 31, 1993....................... 2,805,600   $  28       $     0     $     0        $   0       $    408  $  436

  Pro forma net income...........................         0       0             0           0            0         1,459    1,459

  Pro forma tax provision........................         0       0             0           0            0           192      192

  Transactions with majority stockholders:
    Cash distributions...........................         0       0             0           0            0          (724)    (724)

    Repayment of distributions...................         0       0             0        (695)           0          (695)       0
  Issuance of common stock....................... 1,170,000      12         8,452        (196)           0             0    8,268
  Reclassification of S corporation retained
    earnings.....................................         0       0         1,475           0            0        (1,475)       0
  Issuance of restricted stock to employees......       675       0             6           0            0             0        6
                                                  ---------     ---       -------        ----           --        ------  -------
BALANCE, December 31, 1994....................... 3,976,275      40         9,933        (891)           0           555    9,637

  Net income.....................................         0       0             0           0            0         3,030    3,030
  Repayment of distributions to majority
    stockholders.................................         0       0             0         891            0             0      891
  Issuance of restricted stock to employees......   100,000       1           524           0         (525)            0        0
  Compensation under restricted stock award......         0       0             0           0          105             0        0
                                                  ---------     ---       -------         ---          ---         -----   -------
BALANCE, December 31, 1995....................... 4,076,275      41        10,457           0         (420)        3,585    13,663

  Net income.....................................         0       0             0           0            0         3,319     3,319
  Compensation under restricted stock award......         0       0             0           0          105             0       105
  Issuance of stock grants to employees..........       108       0             2           0            0             0         2
  Exercise of stock options and related tax
    benefit......................................     1,000       0             7           0            0             0         7
                                                  ---------     ---       -------         ---------     ---       -------  -------
BALANCE, December 31, 1996....................... 4,077,383   $  41       $10,466         $ 0        $(315)      $ 6,904   $17,096


 The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                (In Thousands)

                                                                                       1996          1995          1994
                                                                                     -------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $3,319        $3,030        $1,459
                                                                                    --------      --------      --------
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
            Depreciation and amortization                                                575           944            ??
            Pro forma tax provision                                                        0             0           192
            Deferred taxes                                                               532          (307)         (128)
            Compensation under restricted stock award                                    105           105             0
            Changes in assets and liabilities:
                Accounts receivable                                                   (1,231)       (4,635)       (1,460)
                Inventories                                                           (5,132)           97        (4,051)
                Other assets                                                            (108)           37          (387)
                Accounts payable and accrued expenses                                  1,053         1,057         2,800
                Customer deposits                                                        (52)          272          (238)
                                                                                    --------      --------      --------
                    Total adjustments                                                 (4,258)       (2,430)       (2,379)
                                                                                    --------      --------      --------
                    Net cash (used in) provided by operating activities                 (939)          600          (920)
                                                                                    --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments from affiliate                                                              0             0         2,481
    Capital expenditures                                                              (1,908)         (277)         (610)
    Net decrease (increase) in property held for lease                                   (56)            9          (423)
    Net decrease (increase) in investment in sales-type leases                           728           104          (767)
                                                                                    --------      --------      --------
                    Net cash (used in) provided by investing activities               (1,236)         (164)          681
                                                                                    --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (repayments) under line of credit                                   3,128          (323)       (2,128)
    Net increase (decrease) in collateralized borrowings                                  45          (985)          357
    Payments of long-term debt                                                        (1,008)          (85)          (60)
    Net proceeds from issuance of common stock                                             9             0         8,274
    Cash repayments from (distributions to) majority stockholders                          0           891        (6,235)
                                                                                    --------      --------      --------
                    Net cash provided (used in) by financing activities                2,174          (502)          208
                                                                                    --------      --------      --------
DECREASE IN CASH                                                                          (1)          (66)          (31)

CASH AT BEGINNING OF YEAR                                                                 23            89           120
                                                                                    --------      --------      --------
CASH AT END OF YEAR                                                                 $     22      $     23      $     89
                                                                                    --------      --------      --------
CASH PAID FOR INTEREST                                                              $    749      $    714      $    606
                                                                                    --------      --------      --------
CASH PAID FOR INCOME TAXES                                                          $  2,670      $  2,206      $    541
                                                                                    --------      --------      --------

 The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION

                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994


  1.   ORGANIZATION AND BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Metrotrans Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

       The Company manufactures and sells shuttle and midsize touring buses. The Company markets its products in the United States primarily through Company operated sales centers located in 11 states and, to a lesser extent, through 7 independent dealers located in 4 states, Canada, Switzerland, and Puerto Rico. Additionally, the Company accepts trade-in vehicles of its own and other brands.

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Presentation

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition

       Revenue from bus sales is recognized upon shipment to the customer. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicles are shipped and recognized as revenue.

       Warranties

       The Company offers a 13-month (unlimited mileage) limited warranty on all new vehicles and service plans which extend limited coverage for longer periods. The Company accrues a liability for its warranty coverage based on historical experience.

       Inventories

       Chassis inventories are valued at cost. Units taken in trade are valued on a specific identification basis and do not exceed estimated realizable value. Inventories of conversion materials and supplies and work in process are valued at the lower of average cost or market on a first-in, first-out ("FIFO") basis.

       Inventories as of December 31, 1996 and 1995 consist of the following (in thousands):

                                                      1996           1995
                                                    -------        -------
         Chassis awaiting conversion                $ 3,044        $   341
         Raw materials                                4,482          3,245
         Work in process                              2,328          1,581
         Finished goods                               2,758          3,033
         Used vehicles                                5,291          4,571
                                                    $17,903        $12,771
                                                    =======        =======
       Property, Plant, and Equipment

       Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the assets' estimated useful lives of 3 to 7 years, except for buildings, which have estimated useful lives of 30 years.

       The detail of property, plant, and equipment as of December 31, 1996 and 1995 is as follows (in thousands):

                                                     1996           1995
                                                    -------        -------
         Land                                       $   693        $   417
         Buildings                                    2,800          2,678
         Property held for lease                      2,565          2,694
         Machinery and equipment                      1,348          1,086
         Furniture and fixtures                         520            226
         Construction in progress                       935              0
                                                    -------        -------
                                                      8,861          7,101
         Less accumulated depreciation               (3,414)        (2,778)
                                                    -------        -------
                                                    $ 5,447        $ 4,323
                                                    =======        =======

         Accounts Payable

         Accounts payable include book overdrafts created by outstanding checks. At December 31, 1996 and 1995, the book overdraft totaled $969,000 and $1,025,000, respectively.

       Net Income Per Common and Common Equivalent Share

       Net income per common share is calculated by dividing net income by the number of weighted average common and common equivalent shares outstanding for the periods presented.

       Concentrations of Credit Risk

       Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets for which the Company's products are provided as well as their dispersion across many different geographic areas. As a result, as of December 31, 1996, the Company does not consider itself to have any significant concentrations of credit risk.

       Fair Value of Financial Instruments

       The book values of cash, trade accounts receivable, and trade accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value as of December 31, 1996.

       Long-Lived Assets

       The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other assets, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

       Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

  3.   PRODUCT LEASES

       The Company leases its products to customers under various arrangements, with the leases recorded as either operating or sales-type leases, depending on the terms of the lease.

       For operating leases, rental revenue is recognized over the life of the lease and the related equipment is depreciated over its estimated useful life. Net revenues recognized under operating leases during 1996, 1995, and 1994 were $232,000, $882,000, and $905,000, respectively. For sales-type leases, the discounted present value of lease revenues is recorded as sales, with related equipment cost (net of the discounted present value of any residual value) recorded as cost of sales. Financing income applicable to these leases is recognized over the life of the lease using the effective interest method. Net revenues recognized under sales-type leases during 1996, 1995, and 1994 were $343,000, $3,729,000, and $4,219,000, respectively.

       The components of the investment in sales-type leases as of December 31, 1996 and 1995 are as follows (in thousands):

                                                         1996         1995
                                                        ------        -----
           Total minimum lease payments receivable      $2,041       $2,673
             Less unearned income                          133          220
                                                        ------       ------
           Net investment                                1,908        2,453
           Less current portion                            810          626
                                                        ------       ------
                                                        $1,098       $1,827
                                                        ------       ------

       Minimum lease payments receivable as of December 31, 1996 are as follows:

                                           Sales-Type         Operating
                                             Leases             Leases
                                           ----------         ---------
           1997                             $  849               $106
           1998                                888                  0
           1999                                291                  0
           2000                                 13                  0
                                            ------               ----
                                            $2,041               $106
                                            ======               ====

  4.   SHORT-TERM BORROWINGS

       The Company has a revolving line of credit for working capital, payable on demand to a bank, which as of December 31, 1996 provided for maximum borrowings of $8,000,000. At December 31, 1996, $7,297,000 was
       outstanding and $703,000 was available. In January 1997, the line of credit was increased to $10,000,000. Amounts outstanding are secured by substantially all of the Company's assets and bear interest payable monthly at the bank's prime rate (8.25% as of December 31, 1996) or LIBOR plus 2% (7.6% at December 31, 1996), at the Company's option.

       The agreement contains restrictive covenants which, among other things, require certain liquidity and leverage ratios be maintained, require maintenance of certain levels of net worth, and limit levels of capital expenditures. The agreement renews automatically for one year from the anniversary date unless terminated on such anniversary date by either party giving a minimum of 60 days notice. The weighted average interest rates for the Company's short-term borrowings was 7.5%, 9.0%, and 8.0% in 1996, 1995, and 1994, respectively.

  5.   LONG-TERM DEBT

       The Company's long-term debt as of December 31, 1996 and 1995 consists of the following (in thousands):

                                                                           1996          1995
                                                                         --------      --------
           Industrial development revenue ("IDR") bonds, payable through quarterly mandatory sinking fund redemption payments varying from $15 to $40 from June 1992 through 2011; interest payable monthly at variable rates, as defined in the agreement,
           secured by the real estate                                      $1,700       $1,775

           Notes payable to leasing companies for property held for
           operating leases, collateralized by the leased equipment and customer lease payments receivable, payable in varying monthly installments, bearing interest at rates approximating 8%
           through 1997                                                        98          506

           Notes payable to leasing companies for products sold under sales-type leases, secured by the leased equipment and
           customer notes receivable, payable in varying monthly
           installments, bearing interest at rates approximating 8%
           through 1999                                                        679        1,074

          Notes payable to a leasing company for products sold under sales-type leases, secured by the leased equipment, payable at the end of each lease through 2000, including interest at
          various rates approximating 8%                                     1,239        1,379

          Note payable to a bank, bearing interest at 7.5%, payable in monthly installments of $3 through March 1997, secured by
          property located in Ellenwood, Georgia; unpaid interest and
          principal due on April 1, 1997                                       135          161
                                                                             -----        -----
                                                                             3,851        4,895

          Less amount due within one year                                    1,132        1,168
                                                                            ------       ------
                                                                            $2,719       $3,727
                                                                            ======       ======

       The IDR bonds were issued in December 1991, with a face value of $2,000,000. The proceeds were used in 1991 and 1992 to fund the construction of a new manufacturing facility. The rate on the IDR bonds (average rate of 4% in 1996) may vary as frequently as every seven days to maintain a rate on the IDR bonds necessary to retain a market value approximating par value. At the Company's option, the interest rate on the IDR bonds can be fixed at the minimum rate necessary to retain a market value approximating par value. To enhance the initial marketability of the IDR bonds, the bank/remarketing agent has issued its letter of credit through December 1996 to guarantee payment of the IDR bonds on the Company's behalf.

       Future maturities of long-term debt as of December 31, 1996 are as follows (in thousands):

           1997                                                     $1,132
           1998                                                        912
           1999                                                        335
           2000                                                         97
           2001 and thereafter                                       1,375
                                                                    ------
                                                                    $3,851
                                                                    ======

  6.   INCOME TAXES

       Prior to the Offering (Note 9), the Company elected to be treated as an S corporation for federal and state income tax purposes. Accordingly, all income or losses of the Company were recognized by company stockholders on their individual tax returns. The Company made cash distributions prior to the Offering to the majority stockholders to fund their federal and state tax liabilities resulting from this income. These distributions exceeded the tax liabilities by $695,000, and a receivable from the majority stockholders in this amount was reflected as a component of stockholders' equity. The majority stockholders repaid the excess distribution in January 1995.

       In connection with the Offering, the Company converted from an S corporation to a C corporation. Upon conversion to C corporation status, the Company recorded a deferred tax liability as a result of its change in tax status in the amount of $215,000. A corresponding charge was made to the income tax provision to reflect the impact of this change in tax status.

       For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." For the period prior to the Offering, the provision has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during that period.

       The provision for income taxes consists of the following (in thousands):

                                                                           1994
                                                          -----------------------------------
                                                            Five Months          Seven Months
                                                               Ended                Ended
                                Actual       Actual            May 31            December 31
                                 1996         1995            Pro Forma            Actual       Total
                               ------       -------         -------------       -----------     -----
       Current taxes:
            Federal            $1,417        $1,987             $ 280              $ 721        $1,001
            State                 187           234                53                135           188
        Deferred                  532          (307)             (141)              (128)         (269)
                               ------        ------             -----              -----        ------
                               $2,136        $1,914             $ 192              $ 728        $  920
                               ======        ======             =====              =====        ======

       The differences between the federal statutory income tax rate and the Company's effective tax rate were:

                                            1996          1995         1994
                                            ----          ----         ----

        Federal statutory rate              34.0%         34.0%        34.0%
        State income taxes,
         net of federal tax benefit          4.5           4.0          4.0
        Other, net                           0.7           0.7          0.7
                                            -----         ----         ----
                                            39.2%         38.7%        38.7%
                                            ====          ====         ====
       Components of the net deferred tax (liability) asset as of December 31, 1996 and 1995 are as follows (in thousands):

                                           1996         1995
                                          -----        -----
         Deferred tax liabilities:
          Revenue recognition             $(596)       $(157)
          Leasing activities               (106)         (93)
                                          -----        -----
         Total deferred tax liabilities    (702)        (250)
                                          -----        -----
         Deferred tax assets:
          Inventories                       147          362
          Liabilities not currently
           deductible                       292          220
          Allowance for doubtful
           accounts                          93          103
          Other                              73            0
                                          -----        -----
          Total deferred tax assets         605          685
                                          -----        -----
         Net deferred (liability)
          tax asset                       $ (97)       $ 435
                                          =====        =====
       As of December 31, 1996 and 1995, current income taxes (receivable) payable amounted to $(448,000) and $310,000, respectively.

  7.   RELATED-PARTY TRANSACTIONS

       In connection with the Offering, the founders of the Company sold 330,000 shares of common stock. The Company paid the $196,350 underwriters' discount related to these shares on behalf of the majority stockholders. During 1995, the majority stockholders reimbursed the Company.

       Prior to the Offering, the Company provided advances to an entity controlled by the majority stockholders. All amounts receivable from the affiliate were repaid in June 1994. Interest income earned on these advances was $94,000 in 1994.

       During 1994, the Company purchased various raw materials used in the production of its buses in the aggregate amounts of approximately $369,000 from companies owned by the Company's majority stockholders. The companies providing the raw materials were sold during 1994 and are no longer affiliated entities.

       During December 1994, the Company acquired a manufacturing facility and related land through an exchange of property from an entity controlled by the majority stockholders. The purchase price was $395,000, including the assumption of a mortgage on the property totaling $186,715. The Company leases space from another entity also controlled by the majority stockholders. Lease costs during 1996 and 1995 were $7,000 and $12,700, respectively. There were no charges for the leased space by the related entity during 1994.

       In November 1992, the Company and an affiliate of the majority stockholders of the Company entered into a lease agreement with the affiliate which owned an airplane. The lease agreement provided that the Company lease the airplane on an as-needed basis at fair market hourly rental rates. Rental costs for use of the airplane were $363,000, $447,000, and $425,000 in 1996, 1995, and 1994, respectively. All commitments by the Company in connection with this agreement were terminated in October 1996.

  8.   COMMITMENTS AND CONTINGENCIES

       Suppliers

       The Company has a supply agreement with a major motor vehicle chassis manufacturer. Under the agreement, the Company is shipped chassis on consignment and is obligated to pay interest at prime on consigned chassis during any portion of the consignment period which extends beyond 90 days. The consignment period is the period from delivery of the chassis to the date the chassis is placed in production by the Company. During the consignment period, the vehicle manufacturer retains title to the chassis and has the right to redistribute the chassis to its other customers. Similarly, the Company has the right to return the chassis within the consignment period and must make full payment at the end of the consignment period if it desires to retain the chassis. At December 31, 1996, chassis on hand accounted for as consigned inventory was approximately $11,071,000. Interest paid on consigned chassis amounted to $339,000, $327,000, and $136,000 in 1996, 1995, and 1994, respectively.

       The Company currently purchases all of its chassis, including the engine and drivetrain, from three major suppliers. Although the Company believes other sources for these components are available, any significant interruption or delay in the supply of chassis from the three suppliers could have a material adverse effect on the financial condition and results of operations of the Company.

       Leases

       As discussed in Note 3, the Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments by the customers or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of December 31, 1996 was $8,884,000; however, no significant payments have been required under these arrangements as of December 31, 1996.

       In January 1997, the Company was notified of a lessee default on ten buses, aggregating $1,900,000, of which the Company's guarantee to the financial institution was $456,000. The Company expects to sell the buses to third parties at amounts approximating the debt obligations. Accordingly, in the opinion of management, the Company's obligation under the default will not have a material adverse impact on the Company's financial condition or results of operations.

       The Company leases certain office space, equipment, and an airplane under operating leases. Future minimum lease payments under these agreements as of December 31, 1996 are as follows (in thousands):

            1997                                                    $   497
            1998                                                        465
            1999                                                        447
            2000                                                        447
            2001                                                        369
            Thereafter                                                2,844
       Rental expense for 1996, 1995, and 1994 totaled $287,000, $256,000, and
       $250,000, respectively.

       Litigation

       The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations.

  9.   STOCKHOLDERS' EQUITY

       Stock Offering

       In June 1994, the Company completed an initial public offering (the "Offering")of 1,500,000 shares of common stock, of which 1,170,000 shares were sold by the Company and 330,000 shares were sold by stockholders of the Company at an initial public offering price of $8.50 per share. The net proceeds to the Company were used to reduce outstanding debt, including the revolving line of credit, and for a $4,500,000 distribution to the majority stockholders for previously undistributed S corporation earnings on which the stockholders had paid income taxes.

       Preferred Stock

       The board of directors has authorized 10,000,000 shares of preferred stock with no par value. The board of directors has the authority to issue these preferred shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

       Incentive Stock Plans

       In March 1994, the Company adopted long-term incentive plans which allow the issuance of grants or awards of incentive stock options, nonqualified stock options, and restricted stock to employees and directors of the Company to acquire up to 601,500 shares of the Company's common stock.

       Options become exercisable as determined at the date of grant by a committee of the board of directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. To date, the exercise prices of all issuances of options have been at fair market value at the date of grant.

       During 1996 and 1995, the Company issued 20,000 and 80,000, respectively, nonqualified stock options outside of the above incentive plans. All options were issued at fair market value at the date of grant. Options become exercisable as determined by the board of directors, generally 3 to 4 years.

       Stock option activity during each of the two years ended December 31, 1996 is summarized as follows:

                                           Number
                                             of
                                           Shares   Option Price
                                           ------   ------------

       Outstanding at December 31, 1994    10,000           $8.50
           Granted                        187,000     $6.75-$7.50
           Exercised                            0
           Canceled                             0
                                          -------
       Outstanding at December 31, 1995   197,000     $6.75-$8.50
           Granted                        141,000   $12.00-$14.00
           Exercised                       (1,000)          $7.25
           Canceled                       (16,000)   $7.25-$13.50
                                          -------
       Outstanding at December 31, 1996   321,000    $6.75-$14.00
                                          =======
       Exercisable at December 31, 1996    49,666     $6.75-$8.50
                                          =======

       On February 21, 1995, the Company awarded 50,000 shares of restricted stock under the plans to each of two employees. Each of these grants vests 2,500 shares upon grant with the remaining 47,500 shares vesting 2,500 per quarter through 1999. Unearned compensation of $525,000 was charged on the date of the grant, which represented the market value on such date, and is being amortized to expense over the vesting period.

       At December 31, 1996, 269,500 shares were reserved for future grants under the above incentive plans.

       During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

       The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1996 and 1995:

                                             1996         1995
                                            -----        -----
            Risk-free interest rate          6.4%         6.0%
            Expected dividend yield          0.0%         0.0%
            Expected lives                   6 years      6 years
            Expected volatility             45.0%        45.0%

       The total values of the options granted during the years ended December 31, 1996 and 1995 were computed as approximately $808,000 and $563,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                             1996         1995
                                            -----        -----
            Net income:
              As reported                  $3,319       $3,030
              Pro forma                     3,167        3,003
            Net income per share:
              As reported                   $0.81        $0.76
              Pro forma                      0.77         0.75