Form 10-Q
period 1997-03-30
METROTRANS CORP
filed 1997-05-14
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 30, 1997

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from ______ to ______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Class                                        Outstanding at May 12, 1997
--------------------                                 ---------------------------

Common Stock, $.01 Par Value                                4,077,419 shares

                            METROTRANS CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 30, 1997

                               TABLE OF CONTENTS
                               -----------------

   ITEM                                                                   PAGE
  NUMBER                PART I.  FINANCIAL INFORMATION                   NUMBER
  ------                                                                 ------
    1        Financial Statements:

             Balance Sheets as of March 30, 1997 and
             December 31, 1996...........................................   3

             Statements of Income for the three months
             ended March 30, 1997 and March 31, 1996.....................   4

             Statements of Cash Flows for the three months ended
             March 30, 1997 and March 31, 1996...........................   5

             Notes to Financial Statements...............................   6

    2        Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   8


                         PART II.   OTHER INFORMATION


    1        Legal Proceedings...........................................  11

    6        Exhibits and Reports on Form 8-K............................  11

             SIGNATURE...................................................  12

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                            METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          MARCH 30,              DECEMBER 31,
                                                                            1997                     1996
                                                                         -----------           ---------------
                         ASSETS                                          (Unaudited)
CURRENT ASSETS:
  Cash.........................................................             $    54                   $    22
  Accounts receivable, net of allowance
    for doubtful accounts of $204 and $282 in 1997
     and 1996, respectively....................................               7,936                    10,109
  Current portion of net investment in
   sales-type leases...........................................                 896                       810
  Inventories..................................................              18,970                    17,903
  Prepaid expenses and other...................................                 936                       784
                                                                            -------                   -------
    Total current assets.......................................              28,792                    29,628

PROPERTY, PLANT AND EQUIPMENT, NET.............................               5,726                     5,447

NET INVESTMENT IN SALES-TYPE LEASES............................                 907                     1,098

DEPOSITS AND OTHER.............................................                 450                       391
                                                                            -------                   -------
                                                                            $35,875                   $36,564
                                                                            =======                   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses........................             $ 6,849                   $ 7,139
  Borrowings under line of credit..............................               7,051                     7,297
  Current portion of long-term debt............................               1,211                     1,132
  Customer deposits............................................                 906                       552
                                                                            -------                   -------
      Total current liabilities................................              16,017                    16,120
                                                                            -------                   -------

LONG-TERM DEBT, NET OF CURRENT PORTION.........................               2,481                     2,719
                                                                            -------                   -------

DEFERRED INCOME TAXES..........................................                 629                       629
                                                                            -------                   -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 10,000,000 shares authorized..                   -                         -
  Common stock, $.01 par value: 20,000,000 shares authorized,
    4,077,383 and 4,076,275 shares issued and outstanding in
    1997 and 1996, respectively................................                  41                        41
  Additional paid-in capital...................................              10,466                    10,466
  Deferred compensation........................................                (289)                     (315)

  Retained earnings............................................               6,530                     6,904
                                                                            -------                   -------
                                                                             16,748                    17,096
                                                                            -------                   -------
                                                                            $35,875                   $36,564
                                                                            =======                   =======

  The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                       -------------------------

                                                       MARCH 30,       MARCH 31,
                                                         1997            1996
                                                       -------------------------
NET REVENUE                                              $  15,016       $17,200

COST OF SALES                                               13,328        14,144
                                                       -----------     ---------

     Gross Profit                                            1,688         3,056

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                      1,881         1,770
                                                       -----------     ---------

     Operating (Loss) Income                                  (193)        1,286


INTEREST EXPENSE, NET                                          423           186
                                                       -----------     ---------

(LOSS) INCOME BEFORE INCOME TAXES                             (616)        1,100

INCOME TAX (BENEFIT) PROVISION                                (242)          426
                                                       -----------     ---------

NET (LOSS) INCOME                                         $   (374)      $   674
                                                       ===========     =========

NET (LOSS) INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                                   $  (0.09)      $  0.17
                                                       ===========     =========

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES                                                       4,104         4,068
                                                       ===========     =========


 The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                           -----------------------------
                                                                            MARCH 30,         MARCH 31,
                                                                              1997              1996
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $     (374)        $     674
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                 109               141
     Compensation under restricted stock award                                      26                26
     Changes in assets and liabilities:
       Accounts receivable                                                       2,173             2,368
       Inventories                                                              (1,067)           (1,565)
       Other assets                                                               (211)              (46)
       Checks outstanding                                                         (176)               21
       Accounts payable and accrued expenses                                      (114)              716
       Customer deposits                                                           354              (238)
                                                                           -----------       -----------
         Total adjustments                                                       1,094             1,423
                                                                           -----------       -----------
         Net cash provided by operating activities                                 720             2,097
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (302)             (282)
  Net (increase) in property held for lease                                        (86)              (65)
  Net decrease  in investment in sales-type leases                                 105               149
                                                                           -----------       -----------
         Net cash (used in) investing activities                                  (283)             (198)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) under line of credit                                           (246)           (1,642)
  Net increase (decrease) in collateralized borrowings                              79               (96)
  Payments of long-term debt                                                      (238)             (141)
                                                                           -----------       -----------
         Net cash (used in) financing activities                                  (405)           (1,879)
                                                                           -----------       -----------

INCREASE IN CASH                                                                    32                20
CASH AT BEGINNING OF PERIOD                                                         22                23
                                                                           -----------       -----------

CASH AT END OF PERIOD                                                       $       54          $     43
                                                                           ===========       ===========

CASH PAID FOR INTEREST                                                      $      350          $    150
                                                                           ===========       ===========

CASH PAID FOR TAXES                                                         $        -          $    440
                                                                           ===========       ===========

       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 30, 1997
                                  (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The financial statements include the accounts of Metrotrans Corporation (the "Company"). During the quarter ended March 30, 1997, the Company incorporated BUS PRO, INC. as a wholly-owned subsidiary within which it conducts its used coach refurbishment and resale operations. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

     In the opinion of Management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1996 income statement captions have been made to conform with the 1997 presentation. Interim quarterly periods within each fiscal year end on the Sunday following each thirteenth week of operations. Results presented for the three-month period ended March 30, 1997 are not necessarily indicative of results that may be expected for the full fiscal year.


2.   Inventories
     -----------

     Inventories consist of (in thousands):

                                     March 30,  December 31,
                                       1997         1996
                                       ----         ----
      Chassis awaiting conversion      $ 2,539       $ 3,044
      Raw materials                      4,524         4,482
      Work in process                    3,669         2,328
      Finished goods                     2,984         2,758
      Used vehicles                      5,254         5,291
                                       -------       -------
                                       $18,970       $17,903
                                       =======       =======

3.   Commitments and Contingencies
     -----------------------------

     The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of March 30, 1997 and December 31, 1996 was $9.3 million and $8.9 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in 1982 and focused its efforts on marketing buses manufactured by other companies until 1986. The Classic(R), introduced in 1986, was the first product manufactured by the Company and has experienced significant growth in unit sales and revenues since that time. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993 and the Legacy(R) in 1996.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statements for the periods indicated.

                                          Three Months Ended
                                         --------------------
                                     March              March
                                    30, 1997          31, 1996
                                   ----------      --------------
Net revenue                            100.0%               100.0%
Cost of sales                           88.8                 82.2
                                   ---------       --------------

Gross profit                            11.2                 17.8
Selling, general and
      administrative expense            12.5                 10.3
                                   ---------       --------------

Operating (loss) income                 (1.3)                 7.5
Interest expense                         2.8                  1.1
                                   ---------       --------------

(Loss) income before income taxes       (4.1)                 6.4
Income tax (benefit) provision          (1.6)                 2.5
                                   ---------       --------------

Net (loss) income                       (2.5)%                3.9%
                                   =========       ==============

     NET REVENUE. Net revenue decreased 12.7% to $15.0 million for the three months ended March 30, 1997 from $17.2 million for the comparable prior year quarter. The first quarter revenue decline resulted primarily from a decrease in the unit production of Classic and Legacy models compared with prior quarters. Production and sale of Eurotrans units remained strong for the quarter. Efforts applied to increasing production levels of rear-engine units (the Eurotrans and Legacy models) during the last two quarters diverted management, supervisory and work force resources from the Classic production line with a resulting lower Classic output for the quarter.

     A separate production line was organized for the Legacy model beginning in late February and began producing finished units in the second quarter. This Legacy line was located in an area of the plant vacated by the used coach operations in January in connection with a move of those operations to a newly-constructed facility.

     The Company has experienced in past quarters a trend toward much of the quarter's production being finalized late in the quarter with a resulting reduction in production efficiency and increase in such manufacturing costs as overtime, scrap and rework. In an effort to improve production flow and efficiency in future periods, the Company did not complete the production of approximately 30 units which remained substantially completed in work in process at quarter-end. Had additional manufacturing costs been incurred in the final month of the quarter, these units could have been completed for shipment by quarter-end and contributed to increased revenue but at a significantly higher per-unit cost and without the assurance of the Company's required level of quality.

     Total unit sales and average revenue per unit for the three- month period ended March 30, 1997 and March 31, 1996, respectively, were:

                              Period Ended              Period Ended
                            March 30, 1997            March 31, 1996
                            --------------            --------------

                                   Average                   Average
                                   Revenue                   Revenue
                       Units      Per Unit        Units     Per Unit
                       -----      --------        --------  --------
    Classic              194      $ 51,000             320  $ 47,000
    Eurotrans             26      $129,000               8  $152,000
    Legacy                 2      $ 73,000               -  $      -
                         ---                           ---
                         222                           328
                         ===                           ===

     Production backlog at March 30, 1997 was approximately $21 million compared with $24 million at March 31, 1996. Sales of used buses by BUS PRO, INC., acquired by the Company from trade-ins and lease maturities, in 1997's first quarter of $1.2 million increased 66.6% over sales in the prior year's first quarter. However, first quarter sales were below sales of $2.0 million in the fourth quarter of 1996 as a result of the relocation of its entire operations during the first half of the first quarter into its newly-constructed sales, refurbishment and service facility

     COST OF SALES AND GROSS PROFIT. Gross profit decreased 44.8% to $1.7 million in the first quarter of 1997 from $3.1 million in the first quarter of 1996. Gross profit as a percent of net revenue declined to 11.2% during this year's first quarter versus 17.8% in the quarter a year ago.

     During the quarter, the Company instituted certain cost control measures with its outside paint vendor, curtailed the utilization of contract labor for certain processes, and eliminated some manufacturing employees in connection with improving the effectiveness of certain processes.

While the Company took these and other steps during the first quarter to reduce certain manufacturing costs that became a factor in the fourth quarter, their full effect was not felt in the first quarter. The reduced gross margin in this year's first quarter was primarily due to the decline in net revenues at a sharper rate than the rate of reduction in manufacturing costs. The gross margin was also impacted by the lower-than-average revenue per unit experienced on Eurotrans sales during the quarter which resulted, in part, from the delivery of the final units of a lower-margin municipal transit bus contract.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. The Company incurred an operating loss in the first quarter of 1997 of $193,000 versus operating income of $1.3 million during the same period in 1996. The operating loss, as a percent of net revenue, of (1.3)% in the first quarter of 1997 compared with an operating income percentage of 7.5% in the same prior year period. Selling, general and administrative expenses ("SG&A") rose 6.3% from $1.8 million to $1.9 million between the two first-quarter periods.

     INTEREST EXPENSE. Interest expense of $423,000 in the first quarter of 1997 increased 127.4% over $186,000 for the prior year's comparable quarter. The increase primarily resulted from an increase in the average borrowing outstanding under the Company's line of credit and an increase in the amount of interest paid to Ford Motor Credit Corporation for chassis held under its pool agreement that had exceeded the 90-day noninterest-bearing period. The increase in interest expense resulted to a lesser extent from an increase in the average rate of interest incurred under both the line of credit and the FMCC pool arrangement.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations during the first three months of 1997 totaled $720,000 compared to $2.1 million provided in the same period in 1996. Funds provided by a reduction in accounts receivable of $2.2 million were partially offset by the $374,000 net loss for the quarter and an increase in work-in-process inventory.

     Anticipated capital expenditures and increases in working capital required for current operations are expected to be financed through internally generated funds and through the Company's line of credit. At March 30, 1997, the Company had approximately $7.1 million of borrowings outstanding against the $10,000,000 credit facility.

          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company, from time to time is a party to legal proceedings arising out of and incidental to the operations of the Company. On November 22, 1995 Triangle Transit Authority ("Triangle") filed a Complaint against the Company in the United States District Court for the Middle District of North Carolina, Greensboro Division. Research Triangle Regional Public Transportation Authority
                      ----------------------------------------------------------
(dba Triangle Transit Authority) v. Metrotrans Corporation, Civil Action No.
----------------------------------------------------------
1:95CV00903 alleges that Triangle purchased twenty Classic model buses from the Company in 1993 and alleges that those buses are defective. The Plaintiff also alleges that Metrotrans has committed an unfair trade practice by failing to cure the alleged defects in a timely fashion. While Triangle has continuously used the buses in its transit system for almost four years and anticipates using those buses at least one additional year, it claims the right to recover virtually the entire purchase price of the twenty buses or $1.2 million as well as treble damages based upon its claim of unfair trade practice. Although discovery in the case has not been completed, Metrotrans has filed a Motion for Summary Judgement on February 28, 1997 seeking dismissal of the unfair trade practice claim and eliminating a substantial portion of the claim of Triangle for compensatory damages. Triangle has not yet filed its Response to the Motion for Summary Judgement.

     The Company is involved in certain other legal matters primarily arising in the normal course of business. In the opinion of management, the Company's ultimate liability under any of these matters will not have a material adverse effect on its financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended March 30, 1997

                                   SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        METROTRANS CORPORATION
                                             (REGISTRANT)



     Date:  May 13, 1997              /s/ Richard M. Bruno
                                      ---------------------------------
                                      Richard M. Bruno
                                      Chief Financial and Accounting Officer
                                      Duly Authorized Officer