Form 10-Q
period 1997-06-29
METROTRANS CORP
filed 1997-08-13
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 29, 1997

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
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                         Outstanding at August 7, 1997
----------------------------               ------------------------------

Common Stock, $.01 Par Value                      4,077,419 shares

                            METROTRANS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 29, 1997

                               Table of Contents
                               -----------------


ITEM                                                                    PAGE
NUMBER                 PART I.  FINANCIAL INFORMATION                  NUMBER
------                                                                 ------

1         Financial Statements:

          Consolidated Balance Sheets as of June 29, 1997 and
          December 31, 1996..........................................     3

          Consolidated Statements of Income for the three and six
          months ended June 29, 1997 and June 30, 1996...............     4

          Consolidated Statements of Cash Flows for the six months
          ended June 29, 1997 and June 30, 1996......................     5

          Notes to Consolidated Financial Statements.................     6

2         Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     8


                          PART II.  OTHER INFORMATION

1         Legal Proceedings..........................................    11

4         Submission of Matters to a Vote of Security Holders........    12

6         Exhibits and Reports on Form 8-K...........................    12

          SIGNATURE..................................................    13

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                            METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                   JUNE 29,     DECEMBER 31,
                                                                                     1997          1996
                                                                                   --------     ------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
 Cash........................................................................      $    41          $    22
 Accounts receivable, net of allowance for doubtful
  Accounts of $156 and $282 in 1997 and 1996, respectively...................       10,880           10,109
 Current portion of net investment in sales-type leases......................          713              810
 Inventories.................................................................       18,932           17,903
 Prepaid expenses and other..................................................          929              784
                                                                                   -------          -------
  Total current assets.......................................................       31,495           29,628

PROPERTY, PLANT AND EQUIPMENT, net...........................................        5,826            5,447

NET INVESTMENT IN SALES-TYPE LEASES..........................................          845            1,098

DEPOSITS AND OTHER...........................................................          421              391
                                                                                   -------          -------
                                                                                   $38,587          $36,564
                                                                                   =======          =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses.......................................      $10,193          $ 7,139
 Borrowings under line of credit.............................................        6,318            7,297
 Current portion of long-term debt...........................................          873            1,132
 Customer deposits...........................................................          640              552
                                                                                   -------          -------
  Total current liabilities..................................................       18,024           16,120
                                                                                   -------          -------

LONG-TERM DEBT, net of current portion.......................................        2,425            2,719
                                                                                   -------          -------

DEFERRED INCOME TAXES........................................................          629              629
                                                                                   -------          -------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized.................            0                0
 Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,077,419 and 4,076,275 shares issued and out-
  standing in 1997 and 1996, respectively ...................................           41               41
 Additional paid-in capital..................................................       10,466           10,466
 Deferred compensation.......................................................         (263)            (315)
 Retained earnings...........................................................        7,265            6,904
                                                                                   -------          -------
                                                                                    17,509           17,096
                                                                                   -------          -------
                                                                                   $38,587          $36,564
                                                                                   =======          =======

     The accompanying notes are an integral part of these balance sheets.

                            METROTRANS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 -------------------------------            ------------------------------
                                                 JUNE 29,               JUNE 30,            JUNE 29,              JUNE 30,
                                                   1997                  1996                1997                  1996
                                                 --------             ----------            --------              --------
NET REVENUE                                       $21,969                $20,614             $36,985               $37,814

COST OF SALES                                      17,541                 16,463              30,869                30,618
                                                  -------                -------             -------               -------

   Gross Profit                                     4,428                  4,151               6,116                 7,196

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                          2,849                  2,248               4,730                 4,007
                                                  -------                -------             -------               -------

   Operating Income                                 1,579                  1,903               1,386                 3,189

INTEREST EXPENSE, net                                 370                    186                 792                   372
                                                  -------                -------             -------               -------

INCOME BEFORE INCOME TAXES                          1,209                  1,717                 594                 2,817

INCOME TAX PROVISION                                  474                    665                 233                 1,090
                                                  -------                -------             -------               -------

NET INCOME                                        $   735                $ 1,052             $   361               $ 1,727
                                                  =======                =======             =======               =======


NET INCOME PER COMMON AND
   COMMON EQUIVALENT
   SHARE                                          $  0.18                $  0.26             $  0.09               $  0.42
                                                  =======                =======             =======               =======

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES                                           4,109                  4,117               4,107                 4,083
                                                  =======                =======             =======               =======


        The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                     --------------------------------------
                                                                        JUNE 29,                  JUNE 30,
                                                                          1997                      1996
                                                                     -------------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    361                 $  1,727
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                        309                      300
          Compensation under restricted stock award                             52                       53
          Changes in assets and liabilities:
               Accounts receivable                                            (771)                   2,342
               Inventories                                                  (1,029)                  (2,107)
               Other assets                                                   (175)                      19
               Checks outstanding                                              947                       15
               Accounts payable and accrued expenses                         2,107                      262
               Customer deposits                                                88                      168
                                                                          --------                 --------
                    Total adjustments                                        1,528                    1,052
                                                                          --------                 --------
                    Net cash provided by operating activities                1,889                    2,779
                                                                          --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (615)                    (870)
     Net (increase) in property held for lease                                 (73)                    (205)
     Net decrease in investment in sales-type leases                           350                      287
                                                                          --------                 --------
                    Net cash (used in) investing activities                   (338)                    (788)
                                                                          --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) under line of credit                                    (979)                  (1,600)
     Net (decrease) in collateralized borrowings                              (259)                     (53)
     Payments of long-term debt                                               (294)                    (326)
                                                                          --------                 --------
                    Net cash (used in) financing activities                 (1,532)                  (1,979)
                                                                          --------                 --------
INCREASE IN CASH                                                                19                       12

CASH AT BEGINNING OF PERIOD                                                     22                       23
                                                                          --------                 --------
CASH AT END OF PERIOD                                                     $     41                 $     35
                                                                          ========                 ========

CASH PAID FOR INTEREST                                                    $    745                 $    333
                                                                          ========                 ========

CASH PAID FOR TAXES                                                       $      0                 $    892
                                                                          ========                 ========

        The accompanying notes are an integral part of hese statements.

                            METROTRANS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 1997
                                  (UNAUDITED)


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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 supersedes APB 15, "Earnings per Share" and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt the provisions of SFAS 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim earnings per share in accordance with the provisions of SFAS 128. The Company does not believe that the adoption of SFAS 128 will have a material impact on the computation or manner of presentation of its earnings per share as currently or previously presented under APB 15.

         In the opinion of Management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1996 income statement captions have been made to conform with the 1997 presentation. Results presented for the three-month and six-month periods ended June 29, 1997 are not necessarily indicative of results that may be expected for the full fiscal year.

     2.    Inventories
           -----------

           Inventories consist of (in thousands):

                                               June 29, 1997  December 31, 1996
                                               -------------  -----------------

                Chassis awaiting conversion..      $ 2,134          $ 3,044
                Raw materials................        4,410            4,482
                Work in process..............        2,928            2,328
                Finished goods...............        4,427            2,758
                Used vehicles................        5,033            5,291
                                                   -------          -------
                                                   $18,932          $17,903
                                                   =======          =======


     3.  Commitments and Contingencies
         -----------------------------

         The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of June 29, 1997 and June 30, 1996 was $9.5 million and $8.5 million, respectively. However, no significant payments have been required under these arrangements as of June 29, 1997.

         The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was incorporated in 1982 and introduced its second product, the Classic(R), in 1986. During the intervening period, 1982 to 1986, the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic, the Company has experienced continuous growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993 and the Legacy LJ in 1996.


RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.

                                         Three Months Ended        Six Months Ended
                                        -------------------     ----------------------
                                        June 29,   June 30,     June 29,      June 30,
                                          1997       1996         1997          1996
                                        -------    -------      -------        -------
          Net revenue.................  100.0%     100.0%        100.0%         100.0%
          Cost of sales...............   79.8       79.9          83.5           80.9
                                        -----      -----         -----         ------

          Gross profit................   20.2       20.1          16.5           19.1
          Selling, general and
             administrative expenses..   13.0       10.9          12.8           10.6
                                        -----      -----         -----         ------

          Operating income............    7.2        9.2           3.7            8.5
          Interest expense............    1.7         .9           2.1            1.0
                                        -----      -----         -----         ------
          Income before income
             taxes....................    5.5        8.3           1.6            7.5
          Income tax provision........    2.2        3.2           0.6            2.9
                                        -----      -----         -----         ------

          Net income..................    3.3%       5.1%          1.0%           4.6%
                                        =====      =====         =====         ======

     NET REVENUE. Net revenue increased 6.6% to $22.0 million for the three months ended June 29, 1997 from $20.6 million for the comparable prior year quarter while net revenue of $37.0 million for the first six months of 1997 declined 2.2% over the same period in 1996 of $37.8 million. The second quarter revenue growth primarily resulted from sales of the Legacy LJ in 1997 and increased average revenue per unit for each of the Classic and Eurotrans. These factors resulted in higher net revenue despite the fact that unit sales in the second quarter were below those of the prior year's second quarter. The decline in revenue for the six months ended June 29, 1997 compared with the same prior year period was primarily the result of the decreased number of Classic units produced and sold in the first quarter of 1997.

     Total unit sales and average revenue per unit for the three and six month periods ended June 29, 1997 and June 30, 1996, respectively, were:

                                    Period Ended     Period Ended
                                    June 29, 1997    June 30, 1996
                                   ---------------  ---------------

                                          Average          Average
                                          Revenue          Revenue
                                   Units  Per Unit  Units  Per Unit
                                   -----  --------  -----  --------

            Three month period:
              Eurotrans               15  $165,000     22  $143,000
              Legacy LJ               19  $ 86,000      -         -
              Classic                287  $ 50,000    320  $ 47,000
                                     ---  --------  -----  --------
                 Total               321              342
                                     ===            =====

            Six month period:
              Eurotrans               41  $142,000     30  $145,000
              Legacy LJ               21  $ 85,000      -         -
              Classic                481  $ 50,000    640  $ 47,000
                                     ---  --------  -----  --------
                 Total               543              670
                                     ===            =====


     Production backlog at June 29, 1997 was approximately $20 million compared with $28 million at the end of the second quarter of 1996. Sales of used buses by the Company's wholly-owned subsidiary, BUS PRO, Inc., acquired from trade-ins and lease maturities, in 1997's second quarter of $2.5 million were approximately 19% above the level sales for the prior year's second quarter of $2.1 million. Used bus sales for the six months ended June 29, 1997 were $3.7 million, an increase of 27% over sales of $2.9 million for the same period in the prior year. The increase in BUS PRO's sales for the quarter and the year to date primarily is the result of the greater capacity and operating efficiency brought about by the business unit's move into its newly-constructed sales, refurbishment and service facility in the first quarter of 1997.

     COST OF SALES AND GROSS PROFIT. Gross profit increased 6.7% to $4.4 million in the second quarter of 1997 from $4.2 million in the second quarter of 1996. For the first six months of 1997, gross profit was down 15.1% to $6.1 million from $7.2 million for the same period in 1996. Gross profit as a percent of net revenue was stable at 20.2% during this year's second quarter versus 20.1% in the prior year quarter. Gross profit as a percent of net revenue for the six months ended June 29, 1997 was 16.5%, down from 19.1% during the same period a year ago. The lower level of the amount of gross profit and as a percent of net revenue was primarily attributable to the significantly lower level of gross profit in the first quarter of 1997 and resulted from the decline in net revenues at a sharper rate than the rate of reduction in manufacturing costs. The decline in net revenues was primarily caused by a significant first quarter reduction in Classic production volume and lower-than-average revenue per unit experienced on Eurotrans sales during the quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Operating income declined 17.0% in the second quarter of 1997 from the same period in 1996 and 56.5% in the six month period of 1997 from 1996. Operating income, as a percent of net revenue, of 7.2% in the second quarter of 1997 was below that of 9.2% in the same prior year period. For the six month periods of 1997 versus 1996, operating income, as a percent of net revenue, fell to 3.7% from 8.5%. Selling, general and administrative expenses ("SG&A") for the quarter rose, as a percent of net revenue, to 13.0% from 10.9% in 1996's second quarter. The second quarter of 1997 increase in SG&A to $2.8 million from $2.2 million a year ago results, in part, from expenses incurred in connection with the recruitment, relocation and compensation of four senior management positions and several key subordinate positions and with the costs of development of new products and product modifications.

     INTEREST EXPENSE. Interest expense of $370,000 in the second quarter of 1997 increased 98.9% over $186,000 for the prior year's comparable quarter. For the six month period in 1997, interest expense was up 113.2% to $793,000 from 1996's first six months of $372,000. The increase for the quarter and year-to-date period primarily resulted from an increase in the average borrowings outstanding under the Company's line of credit and an increase in the amount of interest paid to Ford Motor Credit Corporation for chassis held under its pool agreement that had exceeded a 90-day noninterest-bearing period. The increase in interest expense resulted to a lesser extent from an increase in the average rate of interest incurred under both the line of credit and the FMCC pool arrangement.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations during the first six months of 1997 totaled $1.9 million compared to $2.8 million in the comparable 1996 period. For the six months ended June 29, 1997, cash provided by an increase in the level of accounts payable and checks outstanding was only partially offset by an increase in accounts receivable and inventory levels and enabled a reduction of $979,000 in the Company's line of credit.

     Anticipated capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds and through the Company's $10 million line of credit. However, the Company is in the process of renegotiating the terms and amount of its line of credit and anticipates an increase in the size of its facility to approximately $16 million during the third quarter of 1997. At June 29, 1997, the Company had approximately $3.7 million of borrowings remaining available under the line of credit.

  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company, from time to time is a party to legal proceedings arising out of and incidental to the operations of the Company. On November 22, 1995 Triangle Transit Authority ("Triangle") filed a Complaint against the Company in the United States District Court for the Middle District of North Carolina, Greensboro Division. Research Triangle Regional Public Transportation Authority (dba Triangle Transit Authority) v. Metrotrans Corporation, Civil Action No. 1:95CV00903 alleges that Triangle purchased twenty Classic model buses from the Company in 1993 and alleges that those buses are defective. The Plaintiff also alleges that the Company has committed an unfair trade practice by failing to cure the alleged defects in a timely fashion. While Triangle has continuously used the buses in its transit system for almost four years and anticipates using those buses at least one additional year, it claims the right to recover virtually the entire purchase price of the twenty buses or $1.2 million as well as treble damages based upon its claim of unfair trade practice. Although discovery in the case has not been completed, the Company has filed a Motion for Summary Judgment on February 28, 1997 seeking dismissal of the unfair trade practice claim and eliminating a substantial portion of the claim of Triangle for compensatory damages. Triangle has not yet filed its Response to the Motion for Summary Judgment.

     The Company is a party to certain other legal proceedings primarily arising in the normal course of business. In the opinion of management, the Company's ultimate liability under any of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders May 14, 1997 at which the election of the Company's directors was held. D. Michael Walden, Randy B. Stanley, M. Earl Meck, William C. Pitt, III George W. Mathews, Jr., and Patrick
L. Flinn were each re-elected as directors with 3,897,702 votes for election of each of the nominiees and 5,405 votes withheld as to each of the nominees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended June 29, 1997.

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       METROTRANS CORPORATION
                                          (Registrant)


Date: August 13, 1997                  /s/ Richard M. Bruno
                                       ------------------------------
                                           Richard M. Bruno
                                           Chief Financial and Accounting
                                             Officer Duly
                                             Authorized Officer