Form 10-Q
period 1997-09-28
METROTRANS CORP
filed 1997-11-12
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 28, 1997

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

                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  Class                         Outstanding at November 11, 1997
  --------------------------------------        -------------------------------

     Common Stock, $.01 Par Value                       4,077,419 shares

                            METROTRANS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 28, 1997

                               Table of Contents
                               -----------------

ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------

                         PART I. FINANCIAL INFORMATION

1    Financial Statements:

     Consolidated Balance Sheets as of September 28, 1997 and
     December 31, 1996..............................................     3

     Consolidated Statements of Income for the three and nine months
     ended September 28, 1997 and September 29, 1996................     4

     Consolidated Statements of Cash Flows for the nine months ended
     September 28, 1997 and September 29, 1996......................     5

     Notes to Consolidated Financial Statements.....................     6

2    Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................     8


                          PART II. OTHER INFORMATION

1    Legal Proceedings..............................................    12

6    Exhibits and Reports on Form 8-K...............................    12

     Signature......................................................    13


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                            METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 28,             DECEMBER 31,
                                                                                           1997                     1996
                                                                                   -----------------         ----------------
                                                                                       (Unaudited)
                                       ASSETS
CURRENT ASSETS:
 Cash........................................................................                $   654                  $    22
 Accounts receivable, net of allowance for doubtful
  ACCOUNTS OF $153 AND $282 IN 1997 AND 1996, respectively...................                 11,443                   10,109
 Current portion of net investment in sales-type leases......................                    842                      810
 Inventories.................................................................                 20,296                   17,903
 Prepaid expenses and other..................................................                    764                      784
                                                                                   -----------------         ----------------
  Total current assets.......................................................                 33,999                   29,628

PROPERTY, PLANT AND EQUIPMENT, NET...........................................                  6,360                    5,447

NET INVESTMENT IN SALES-TYPE LEASES..........................................                    513                    1,098

DEPOSITS AND OTHER...........................................................                    235                      391
                                                                                   -----------------         ----------------
                                                                                             $41,107                  $36,564
                                                                                   =================         ================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses.......................................                $ 8,582                  $ 7,139
 Borrowings under line of credit.............................................                      -                    7,297
 Current portion of long-term debt...........................................                  1,132                    1,132
 Customer deposits...........................................................                    508                      552
                                                                                   -----------------         ----------------
  Total current liabilities..................................................                 10,222                   16,120
                                                                                   -----------------         ----------------

LONG-TERM DEBT, net of current portion.......................................                 11,769                    2,719
                                                                                   -----------------         ----------------

DEFERRED INCOME TAXES........................................................                    629                      629
                                                                                   -----------------         ----------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized.................                      -                        -
 Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,077,419 and 4,076,275 shares issued and out-
  standing in 1997 AND 1996, respectively....................................                     41                       41
 Additional paid-in capital..................................................                 10,466                   10,466
 Deferred compensation.......................................................                   (236)                    (315)
 Retained earnings...........................................................                  8,216                    6,904
                                                                                   -----------------         ----------------
                                                                                              18,487                   17,096
                                                                                   -----------------         ----------------
                                                                                             $41,107                  $36,564
                                                                                   =================         ================

     The accompanying notes are an integral part of these balance sheets.

                                                      METROTRANS CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                                     Three Months Ended                               Nine Months Ended
                                            ------------------------------------------     ----------------------------------------
                                              September 28,            September 29,           September 28,          September 29,
                                                  1997                     1996                   1997                   1996
                                            -----------------       ------------------      -----------------      -----------------

NET REVENUE                                          $21,731                  $19,881                $58,716                 $57,695


COST OF SALES                                         17,482                   15,482                 48,351                  46,089
                                           -----------------       ------------------      -----------------       -----------------

   Gross Profit                                        4,249                    4,399                 10,365                  11,606

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                             2,426                    2,440                  7,156                   6,458
                                           -----------------       ------------------      -----------------       -----------------

   Operating Income                                    1,823                    1,959                  3,209                   5,148

INTEREST EXPENSE, net                                    256                      140                  1,048                     512
                                           -----------------       ------------------      -----------------       -----------------

INCOME BEFORE INCOME TAXES                             1,567                    1,819                  2,161                   4,636

INCOME TAX PROVISION                                     615                      703                    848                   1,794
                                           -----------------       ------------------      -----------------       -----------------

NET INCOME                                           $   952                  $ 1,116                $ 1,313                 $ 2,842
                                           =================       ==================      =================       =================

NET INCOME PER COMMON AND
   COMMON EQUIVALENT
   SHARE                                               $0.23                    $0.27                  $0.32                   $0.69
                                           =================       ==================      =================       =================

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES                                              4,109                    4,115                  4,111                   4,102
                                           =================       ==================      =================       =================


       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                     --------------------------------------
                                                                       SEPTEMBER 28,           SEPTEMBER 29,
                                                                           1997                   1996
                                                                      -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  1,313                 $  2,842
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                        499                      449
          Compensation under restricted stock award                             78                       79
          Changes in assets and liabilities:
               Accounts receivable                                          (1,334)                    (835)
               Inventories                                                  (2,393)                  (2,928)
               Other assets                                                    176                       78
               Accounts payable and accrued expenses                         1,443                    1,205
               Customer deposits                                               (44)                      (5)
                                                                     -------------            -------------
                    Total adjustments                                       (1,575)                  (1,957)
                                                                     -------------            -------------
                    Net cash (used in) provided by                            (262)                     885
                     operating activities
                                                                     -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (1,476)                  (1,120)
     Net decrease (increase) in property held for lease                         64                     (312)
     Net decrease in investment in sales-type leases                           553                      928
                                                                     -------------            -------------
                    Net cash (used in) investing activities                   (859)                    (504)
                                                                     -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) under line of credit                                  (7,297)                     629
     Net (decrease) in collateralized borrowings                                 -                      (12)
     Proceeds from (payments of) long-term debt                              9,050                     (993)
     Net proceeds, from exercise of stock options                                -                        7
                                                                     -------------            -------------
                    Net cash provided by (used in)
                     financing activities                                     1753                     (369)
                                                                     -------------            -------------
INCREASE IN CASH                                                               632                       12

CASH AT BEGINNING OF PERIOD                                                     22                       23
                                                                     -------------            -------------
CASH AT END OF PERIOD                                                     $    654                 $     35
                                                                     =============            =============

CASH PAID FOR INTEREST                                                    $  1,032                 $    463
                                                                     =============            =============

CASH PAID FOR TAXES                                                       $     88                 $  1,054
                                                                     =============            =============

       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 28, 1997
                                  (UNAUDITED)



     1.  Basis of Presentation
         ---------------------

        The financial statements include the accounts of Metrotrans Corporation and Subsidiaries (the "Company"). During the quarter ended March 31, 1996 all wholly owned subsidiaries of the Company, including Spalding Molded Products, Inc., Metrotrans Overseas, Inc., and Eurotrans Corp. were merged with and into the Company. In February, 1997, the Company formed a wholly owned subsidiary BUS PRO, Inc., to conduct refurbishment and sale of used coaches. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

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

        In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1996 income statement captions have been made to conform with the 1997 presentation. Results presented for the three-month and nine-month periods ended September 28, 1997 are not necessarily indicative of results that may be expected for the full fiscal year.

     2.    Inventories
           -----------

           Inventories consist of (in thousands):

                                               September 28, 1997  December 31, 1996
                                               ------------------  -----------------
                Chassis awaiting conversion..         $ 3,963            $ 3,044
                Raw materials................           4,389              4,482
                Work in process..............           2,275              2,328
                Finished goods...............           4,419              2,758
                Used vehicles................           5,250              5,291
                                                      -------            -------
                                                      $20,296            $17,903
                                                      =======            =======

     3.  Commitments and Contingencies
         -----------------------------

        The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of September 28, 1997 and December 31, 1996 was $9.6 million and $8.9 million, respectively. However, there has been no significant financial effect to the Company under these arrangements as of September 28, 1997.

        The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

        The Company was incorporated in 1982 and introduced its second product, the Classic(R), in 1986. During the intervening period, 1982 to 1986, the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic, the Company has experienced continuous growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993 and the Legacy LJ(TM) in 1996. During the third quarter of 1996, the Company introduced two additional product offerings. The Anthem(TM) is a 35-foot, two axle motor coach manufactured at the Company's manufacturing facility in Griffin, Georgia. The Irizar Century is a full-size coach of either 40-foot or 45-foot length and is built in Spain on a U.S. manufactured chasiss.


     RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.


                                         Three Months Ended       Nine Months Ended
                                       -----------------------  ---------------------
                                       Sept 28,    Sept 29,      Sept 28,    Sept 30,
                                         1997       1996          1997          1996
                                        ------     ------        ------        ------
          Net revenue.................  100.0%     100.0%        100.0%        100.0%
          Cost of sales...............   80.4       77.9          82.3          79.9
                                        -----      -----         -----         -----

          Gross profit................   19.6       22.1          17.7          20.1
          Selling, general and
             administrative expenses..   11.2       12.3          12.2          11.2
                                         ----       ----          ----          ----

          Operating income............    8.4        9.8           5.5           8.9
          Interest expense............    1.2         .7           1.8            .9
                                        -----      -----         -----         -----
          Income before income
             taxes....................    7.2        9.1           3.7           8.0
          Income tax provision........    2.8        3.5           1.4           3.1
                                        -----      -----         -----         -----

          Net income..................    4.4%       5.6%          2.3%          4.9%
                                        =====      =====         =====         =====

          NET REVENUE. Net revenue increased 9.3% to $21.7 million for the three months ended September 28, 1997 from $19.9 million for the comparable prior year quarter while net revenue of $58.7 million for the first nine months of 1997 rose 1.8% over the same period in 1996 of $57.7 million. The third quarter revenue growth primarily resulted from sales of the Legacy LJ(TM) in 1997. The increase in Legacy LJ(TM) sales has been partially offset by reduced sales of Classic and Eurotrans unit volume and average revenue per unit. The increase in revenue for the nine months ended September 28, 1997 compared with the same prior year period was primarily the result of a combination of increased Legacy LJ(TM) unit sales offset by a decreased number of Classic units produced and sold in the first quarter of 1997.

          Total unit sales and average revenue per unit for the three and nine month periods ended September 28, 1997 and September 29, 1996, respectively, were:

                                      Period Ended        Period Ended
                                   September 28, 1997  September 29, 1996
                                   ------------------  ------------------
                                             Average             Average
                                             Revenue             Revenue
                                    Units   Per Unit    Units   Per Unit
                                   -------  ---------  -------  ---------

            Three month period:
              Eurotrans                 13   $140,000       17   $175,000
              Legacy LJ                 40   $ 82,000        5   $ 84,000
              Classic                  282   $ 49,000      293   $ 50,000
                                       ---                 ---
                 Total                 335                 315
                                       ===                 ===

            Nine month period:
              Eurotrans                 54   $142,000       47   $156,000
              Legacy LJ                 61   $ 83,000        5   $ 84,000
              Classic                  763   $ 49,000      933   $ 48,000
                                       ---                 ---
                 Total                 878                 985
                                       ===                 ===


          Production backlog at September 28, 1997 was approximately $16 million compared with $24 million at the end of the third quarter of 1996. Sales of used buses by the Company's wholly-owned subsidiary, BUS PRO, Inc., acquired from trade-ins and lease maturities, in 1997's third quarter of $2.0 million were 78.5% above sales for the prior year's third quarter of $1.1 million. Used bus sales for the nine months ended September 28, 1997 were $5.7 million, an increase of 42.1% over sales of $4.0 million for the same period in the prior year. The increase in BUS PRO's sales for the quarter and the year to date primarily is the result of the greater capacity and operating efficiency brought about by the business unit's move into its newly-constructed sales, refurbishment and service facility in the first quarter of 1997.

          COST OF SALES AND GROSS PROFIT.  Gross profit declined 3.4% to
$4.3 million in the third quarter of 1997 from $4.4 million in the third quarter of 1996. For the first nine months of 1997, gross profit was down 10.7% to $10.4 million from $11.6 million for the same period in 1996. Gross profit as a percent of net revenue declined to 19.6% during this year's third quarter from 22.1% in the prior year quarter. The gross profit as a percent of revenue in the third quarter of 1996 was higher than normal due to the mix of high-margin unit sales. The gross profit percentage in 1997's third quarter is more in line with historical margin levels. Gross profit as a percent of net revenue for the nine months ended September 28, 1997 was 17.7%, down from 20.1% during the same period a year ago. The lower level of the amount of the current nine month gross profit and as a percent of net revenue was primarily attributable to the significantly lower level of gross profit in the first quarter of 1997. The lower gross profit resulted from the decline in net revenues at a higher rate than the rate of reduction in manufacturing costs and from increase operating inefficiencies. The decline in net revenues was primarily caused by a significant first quarter reduction in Classic production volume and lower-than-average revenue per unit experienced on Eurotrans sales during the quarter.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Operating income declined 6.9% in the third quarter of 1997 from the same period in 1996 and 37.7% in the nine month period of 1997 from 1996. Operating income, as a percent of net revenue, of 8.4% in the third quarter of 1997 was below that of 9.8% in the same prior year period. For the nine month periods of 1997 versus 1996, operating income, as a percent of net revenue, fell to 5.5% from 8.9%. Selling, general and administrative expenses ("SG&A") for the quarter declined, as a percent of net revenue, to 11.2% from 12.3% in 1996's second quarter. The third quarter of 1997 SG&A of $2.4 million was approximately the same as SG&A of a year ago. SG&A for the first nine months of 1997 increased 10.8% to $7.2 million, in part, from expenses incurred in connection with the recruitment, relocation and compensation of four senior management positions and several key subordinate positions and with the costs of development of new products and product modifications.

          INTEREST EXPENSE. Interest expense of $256,000 in the third quarter of 1997 increased 82.9% over $140,000 for the prior year's comparable quarter. For the nine month period in 1997, interest expense was up 104.9% to $1.0 million from 1996's first nine months of $512,000. The increase for the quarter and year-to-date period primarily resulted from an increase in the average borrowings outstanding under the Company's credit facility. The amount of interest paid to Ford Motor Credit Corporation ("FMCC") for chassis held under its consignment pool agreement in excess of an initial noninterest-bearing period during the first two quarters of 1997 exceeded that interest cost for the same period in 1996. Management has implemented procedures to increase the control of this chassis inventory level and reduce interest costs. These interest costs during the third quarters of 1997 and 1996 were comparable.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operations during the third quarter of 1997 totaled $2.2 million compared to $1.9 million in the comparable 1996 period. A $1.4 million increase in inventory and a $1.6 million decrease in accounts payable were primarily responsible for the cash used for operating activities during the quarter. The increase in inventory resulted primarily from an increase in chassis inventory from two suppliers with whom the Company has no consignment pool agreement, and was necessitated primarily by the increased demand for the Company's rear-engine products and the introduction of a new chassis supplier for the Classic product line. The level of chassis on hand in connection with the FMCC consignment pool have decreased. The decrease in accounts payable resulted primarily from the timing of payments for inventory and such variance from quarter to quarter is not deemed to be unusual.

          For the nine months ended September 28, 1997, cash used in operating activities of $262,000 resulted primarily from increases in the level of accounts receivable and inventory that were only partially offset by an increase in accounts payable and checks outstanding. In addition to additional chassis, inventory has increased from the third quarter of 1996 primarily as a result of increases in raw materials, work in process and finished goods as the Legacy LJ(TM) production line has been established and demonstrator units have been supplied to support the field sales effort.

          During the third quarter of 1997, net cash of $521,000 was used in investing activities through capital expenditures in excess of the decrease in operating and sales-type leases. Cash provided by financing activities of $3.3 million resulted from borrowings under the long-term revolving credit facility in excess of the amount of repayment of the Company's short-term line credit.

          During the third quarter of 1997, the Company entered into a new revolving credit facility with its primary bank. The $16 million, three-year unsecured credit facility provides interest rate pricing at reduced spreads over LIBOR that vary based on leverage. Anticipated capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds and through the Company's revolving credit facility. At September 28, 1997, the Company had approximately $9.7 million of borrowings remaining available under the revolving credit facility.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company, from time to time is a party to legal proceedings arising out of and incidental to the operations of the Company. On November 22, 1995 Triangle Transit Authority ("Triangle") filed a Complaint against the Company in the United States District Court for the Middle District of North Carolina, Greensboro Division. Research Triangle Regional Public Transportation Authority (dba Triangle Transit Authority) v. Metrotrans Corporation, Civil Action No. 1:95CV00903 alleged that Triangle purchased twenty Classic model buses from the Company in 1993 and alleged that those buses are defective. The Plaintiff also alleged that the Company committed an unfair trade practice by failing to cure the alleged defects in a timely fashion. While Triangle has continuously used the buses in its transit system for almost four years, it claimed the right to recover virtually the entire purchase price of the twenty buses or $1.2 million as well as treble damages based upon its claim of unfair trade practice. Subsequent to the quarter ended September 28, 1997, the Company and Triangle entered into a settlement agreement in connection with which the Company has agreed to repurchase the remaining nineteen used buses at a specified price, subject to adjustments provided in the agreement. Delivery of the buses is expected in April 1998. Based on the Company's knowledge of the used coach market, the Company believes it will remarket these buses with no adverse financial effect on the Company.

          The Company is a party to certain other legal proceedings primarily arising in the normal course of business. In the opinion of will not have a material adverse effect on its financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is filed with this report.

         Exhibit
         Number       Loan Agreement between Metrotrans Corporation
         -------      and NationsBank, N.A. dated September 5, 1997.
          10.9

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended September 28, 1997.

       SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         METROTRANS CORPORATION
                                              (Registrant)



     Date: November 11, 1997             /s/ Richard M. Bruno
                                         --------------------
                                         Richard M. Bruno
                                         Chief Financial and Accounting Officer
                                              Duly Authorized Officer