Form 10-K
period 1997-12-31
METROTRANS CORP
filed 1998-03-31
CIK 920464

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K



               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 25, 1998 was $12,953,562. There were 4,084,294 shares of Common Stock outstanding as of March 25, 1998.

                             METROTRANS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS
                               -----------------
ITEM                                                                    PAGE
Number                                                                 NUMBER
------                                                                 ------
                                     PART I
 1.   Business.........................................................   3

 2.   Properties.......................................................  11

 3.   Legal Proceedings................................................  12

 4.   Submission of Matters to a Vote of Security Holders..............  12

 4A.  Executive Officers of the Company................................  12


                                    PART II

 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters...........................................  14

 6.    Selected Financial Data.........................................  15

 7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................  16

 8.    Financial Statements and Supplementary Data.....................  22

 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  38

                                    PART III

 10.    Directors and Executive Officers of the Registrant.............  38

 11.    Executive Compensation.........................................  38

 12.    Security Ownership of Certain Beneficial Owners and Management.  39

 13.    Certain Relationships and Related Transactions.................  39

                                    PART IV


 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  40

SIGNATURES.............................................................  43
INDEX OF EXHIBITS......................................................

                                     PART I


ITEM 1. BUSINESS
----------------

OVERVIEW


     Metrotrans Corporation (the "Company") is a manufacturer and distributor of a range of shuttle, mid-size, and full-size touring buses designed for use primarily by image conscious commercial enterprises. The Company's principal products are its Classic(R) line of shuttle and mid-size touring buses, its Eurotrans(R) line of mid-size coaches that are moderately priced in comparison to full-size motor coaches, its Legacy LJ line of mid-size coaches which bridges between the Classic and Eurotrans lines, and a line of full-size Century motor coaches manufactured by Irizar S. Coop. in Spain but marketed and distributed by the Company in the United States. See "Products" below. The Company's products are targeted at distinct markets, including tour and charter companies, hotels, automobile rental companies, airport ground transportation companies, parking lot operators, medical and retirement facilities, intracity and rural transit operators, and churches. The Company's customers include ATE Management and Service Company, Inc. (a wholly-owned subsidiary of Ryder Systems, Inc.), Budget Rent-A-Car Corp., Alamo Rent-A-Car, Inc., Hyatt Hotels Corp., Life Care Centers of America, Marriott Hotels Inc., and Dollar Rent-A-Car.

     The Company markets its products in the United States primarily through a number of Company operated sales centers located in 11 states and, to a lesser extent, through several independent dealers. The Company also markets its products internationally on a limited basis primarily from its headquarters in Griffin, Georgia. See "Sales and Marketing" below.

     Since the introduction of the Classic in 1986, the Company has experienced continuous growth in its unit sales, revenues and earnings. The Company's growth has been enhanced by the introduction of the Eurotrans line in 1990, the Eurotrans XLT(TM) and the Classic II(TM) in late 1992, the Classic Commuter(TM) in late 1993 and the Legacy LJ in 1996. In late 1997, the Company announced two additional product lines the Anthem and the Irizar Century with deliveries scheduled to begin in mid 1998. See "Products" Below.

     In order to sustain its growth and increase its manufacturing capacity, the Company moved its manufacturing and administrative offices to the current location in Griffin, Georgia during 1992. During 1997, the Company manufactured an average of approximately 20 Classics and Classic IIs, one to two Eurotrans and Eurotrans XLTs per week, and one to two Legacy LJs per week. The Company estimates existing capacity in its present facilities to manufacture up to 35 Classic and Classic IIs, 5 Eurotrans and Eurotrans XLTs per week, and 5 Legacy LJs per week while maintaining its current one shift operation. Substantially all of the buses and coaches manufactured by the Company are based on firm customer orders received in advance of production.

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


     DESCRIPTION The Company manufactures and markets shuttle and mid-size touring buses and mid-size and full-size coaches that can accommodate varying numbers of passengers at prices ranging from $30,000 to $360,000. The interior configuration of the Company's buses may be custom designed to accommodate the needs of the specific customer. For example, car rental agencies typically require that the bus or coach contain large, open racks for luggage storage while medical and retirement facilities often require a configuration that will accommodate one or more wheelchairs and a paratransit lift and door.

     Set forth below is information regarding each of the Company's current models.


THE CLASSIC LINE

     The Classic. The Company introduced the Classic bus in 1986. The Classic was the Company's initial entry into mid-size bus manufacturing and continues to be the Company's leading seller. The Classic utilizes a dual rear wheel cutaway cab, engine, chassis and transmission manufactured by Ford Motor Company ("Ford") or General Motors Corporation ("GM"). During the period from the introduction of the Classic in 1986 to date, the Company made and continues to make modifications to the Classic in response to customer suggestions. For example, the Classic has been modified to include optional aircraft style positive closing interior overhead luggage compartments and a gull-wing type rear luggage and paratransit lift door which provides weather protection while open.


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

THE LEGACY LINE

     THE LEGACY LJ. In 1995, the Company introduced the Legacy LJ, a down-sized rear engine coach accommodating up to 33 passengers and built on a Spartan Motors Inc. ("Spartan") chassis designed exclusively for the Company. A product that fills a gap between a cutaway chassis shuttle bus and a full-size motor coach, the Legacy LJ offers the image and reliability of a coach with the maneuverability of a shuttle bus featuring a 16 foot, 4 inch turning radius which allows operation in narrow streets or compact parking lots.

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


THE ANTHEM LINE


     THE ANTHEM. The Company introduced the Anthem and began accepting orders in late 1997 and anticipates initial customer deliveries of production units in mid-1998. The 35', two-axle Anthem is the first bus manufactured by the Company with a semi-monoque integral construction and, accordingly, offers a substantial amount of undercarriage luggage storage. The Anthem seats up to 45 passengers and utilizes a Cummins C8.3 turbo diesel engine and an Allison B400 World transmission.



THE IRIZAR CENTURY LINE


     THE IRIZAR CENTURY. The Company established a relationship with Irizar S.Coop. during 1997 whereby the Company, given its substantial distribution system and industry expertise in the United States, is marketing and providing after-sale support for certain full-size Irizar motorcoaches in North America. The bus bodies of these motorcoaches are manufactured in Spain by Irizar on chassis supplied by the Company from the United States. The Century motorcoach, produced in either 40' or 45' lengths and seating up to 56 passengers, has been in production by Irizar for several years for other markets and has received a number of Coach of the Year awards in Europe. The Company-supplied chassis presently in use has been jointly developed by the Company, Irizar and Spartan Motors and is manufactured by Spartan. The chassis utilizes American components, including either a Cummins M11 or Detroit Diesel Series 60 turbo diesel engine and an Allison B500 World transmission.



SALES AND MARKETING

     The Company markets its buses and coaches primarily through a number of Company operated sales centers in the United States. The Company's direct sales force only markets the Company's product. The Company advertises in industry trade journals and showcases vehicles in industry trade shows. The Company also has implemented a direct mail program targeted at specific markets identified by the Company. The Company currently markets its products domestically through sales centers in or near the following cities:


                    Atlanta Georgia
                    Chicago Illinois
                    Cincinnati Ohio
                    Dallas, Texas
                    Denver, Colorado
                    Ft. Lauderdale, Florida
                    Los Angeles, California
                    Nashville, Tennessee
                    Orlando, Florida
                    Philadelphia, Pennsylvania
                    San Francisco, California
                    Washington, D.C.

     The Company currently utilizes approximately 25 full-time sales personnel operating out of the Company's sales and service centers. The Company's direct sales personnel are responsible for the performance of their respective sales centers and are compensated primarily on a commission basis. The commission earned on each sale is based on a percentage of the amount by which the actual sales price exceeds the "dealer" invoice price established by the Company. The Company also markets its products through several independent distributors located in Honolulu, Hawaii; Dallas, Oregon (Salem); San Juan, Puerto Rico; and Vancouver, British Columbia.


CUSTOMERS

     The Company has a customer base comprised of companies in a number of different industries, including tour and charter companies, hotels, automobile rental companies, airport parking companies, medical and retirement facilities, limousine companies, intracity and rural transit companies, and churches. During 1997, the Company's customers included ATE Management and Service Company, Inc. (a wholly owned subsidiary of Ryder Systems, Inc.) which operates public transportation systems in a number of areas in the United States, Budget Rent-A-Car Corp., Alamo Rent-A-Car, Inc., Life Care Centers of America, Marriott Hotels Inc., Hyatt Hotels Corp., and Dollar Rent-A-Car Corp.

PRODUCT SUPPORT AND CUSTOMER SERVICE

     The Company offers a free two-day service education program designed to teach the customer's mechanics and other service personnel about the mechanical and electrical systems used in the Company's buses and coaches. The Company also provides technical assistance on an as needed basis. The Company's buses and coaches are generally covered by a 13-month unlimited mileage warranty (excluding the chassis, engine, drivetrain, tires and certain other items that are covered by the manufacturer's standard warranty). The Company currently provides maintenance and service facilities at several of its sales centers and has approximately 40 authorized independent full-service centers. Additionally, the manufacturers of certain components of the Company's buses and coaches, including the chassis, engine and drivetrain, have service centers authorized to service their specific components in large population centers throughout the United States. Customers may choose to operate as an authorized service center (many fleet customers have these capabilities) and may recommend local facilities to become authorized service centers. In either case, the centers must be qualified and approved by the Company. All warranty repairs must be made at an authorized service center. The Company's customers may call the METROCARE toll free number to receive repair authorization and/or guidance on service and maintenance.

     The Company has an administration agreement with Automobile Protection Corporation ("APCO") whereby the Company offers extended service contracts to its bus customers. APCO administers and adjusts claims by working directly with the customer and the repair facility chosen by the customer once the initial Company or chassis manufacturer warranty has expired.

MANUFACTURING AND PURCHASING

     The Company is a vertically integrated manufacturer that constructs the body framing and coach work, molds its own plastic and fiberglass, constructs the cabinets and assembles certain of the electrical circuitry for each of its buses and coaches. By manufacturing these items, the Company is able to maintain substantial control over product safety and quality, supply and scheduling. The vertical integration also allows the Company greater flexibility in its design and allows the customer to choose the design features and options that best meet the customer's needs. The Company also controls costs by purchasing most of its parts and supplies on an as needed basis and manufacturing substantially all of its buses based on firm customer orders. The Company purchases pre-assembled chassis, including engines, transmission drivetrain and axle assemblies, for use in its buses and coaches. By purchasing the chassis from third party suppliers, the Company is able to offer to its customers the warranty programs of the suppliers. The Company is a participant in the Ford Motor Home and Transit Bus Qualified Vehicle Modifier Program and has attained "FM-Fully Meets" status. Ford established this program to assist manufacturers, such as the Company, in complying with Ford's strict engineering guidelines. As a participant in the program, the Company is able to make certain modifications to the Ford chassis used in most of its Classic line of buses, including lengthening the chassis without affecting the standard warranty covering the chassis.

     During 1997, substantially all of the Company's manufacturing of its buses and coaches was conducted in a 100,000 square foot manufacturing facility in Griffin, Georgia, using three production lines. The production capacity for each of the lines could increase further with the addition of more work shifts. The Company's manufacturing facility has primary assembly lines with designated areas for body manufacturing, electrical harness installation, interior installation and finishing. Sub-assemblies (electrical harness, cabinet making, seating, upholstery and coachwork) occur adjacent to the assembly lines allowing for sub-assembled components to feed the lines at an optimum location minimizing line time on each unit. The Company contracts with a third party for the exterior painting of its vehicles. Currently, it takes approximately ten days to build a Classic, Classic II or Classic Commuter and approximately 25 days to build a Eurotrans or Eurotrans XLT coach or a Legacy LJ bus.

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

     The Company purchases raw materials, supplies, parts and subcomponents from approximately 600 vendors. The Company attempts to minimize its level of inventory by ordering most parts on an as needed basis. As a result, the Company does not maintain substantial inventories of any of its parts and supplies. All of the chassis utilized in the Classic, Classic II and Classic Commuter buses are purchased fully assembled from Ford or General Motors Corporation. All of the chassis utilized in the Eurotrans, Eurotrans XLT, and Legacy LJ coaches are manufactured for the Company by Spartan and are shipped to the Company with the engine and drivetrain in place. The chassis were designed in cooperation with the Company and are manufactured for the Company by Spartan. The Company believes that it has satisfactory relationships with these suppliers.

COMPANY WARRANTY

     The Company provides a 13-month, unlimited mileage, limited warranty on all of its buses and coaches that covers all parts of the vehicle except the chassis, engine, drivetrain, tires and certain other items that are covered under separate warranties by their manufacturers. The Company also provides an extended service agreement for an additional price. The service agreement is administered by APCO. See "Product Support and Customer Service" for additional information.

RESEARCH AND DEVELOPMENT

     The Company is engaged in ongoing research and development devoted to enhancing its current product line as well as to the development of new products. The Company currently maintains an engineering department of approximately ten employees who continuously seek to improve upon the Company's products and to quickly respond to customer needs and comments. The Company also works closely with its strategic suppliers in the development process to maximize the economy and effectiveness of new products. The chassis for the Legacy LJ and the Irizar Century being sold in the United States was the result of joint development between the Company and Spartan.

     The Company's research and development have been driven by pro-active relationships with its customers as well as its suppliers. The direct sales method of distribution provided by the Company's sales force gives management and engineering immediate feedback on product areas that need improvement and on opportunities for new products and design enhancements of existing products. The Company's contact with its customers resulted in the development of the original Classic in 1986, the Eurotrans in 1990, the Eurotrans XLT and the Classic II in late 1992, the Classic Commuter in late 1993, the Legacy LJ in 1996, and the Irizar Century in 1997.

USED VEHICLE SALES

     Many of the Company's fleet customers and potential customers rotate their fleet every two to four years. These fleet rotations, as well as lease maturities, have resulted in the development of an active market for previously-owned buses and coaches. The Company constructed a new 24,000 square foot facility during 1996 situated along Interstate 75 in McDonough, Georgia for the purpose of expanding its capabilities in the used coach refurbishing and resale markets. In connection with fleet sales in its direct distribution territories, the Company accepts "trade-in" vehicles of its own and other brands. The "trade-in" vehicles may be sold by the Company "as is", typically at approximately 15% to 35% of original value after four years use with average maintenance, or refurbished at the Company's manufacturing facility and sold for a greater percentage of their original value. Based on its marketing experience, the Company believes its "trade-in" policy increases new bus and coach purchases by fleet customers. The Company's and Bus Pro's sales personnel sell the used buses and coaches primarily to churches, start-up tour and charter operators and wholesalers who resell the buses and coaches to a variety of end-users.

BACKLOG

     The Company's customers typically place orders for the Classic line for delivery within six to twelve weeks after the order and orders for the Eurotrans line for delivery within two to six months after the order. Orders for the Legacy LJ have experienced longer lead times as the Company has been working to establish a smooth production flow for the new product. The lead time for Anthem orders is expected to be similar to that of the Eurotrans after completion of initial production units. Delivery of Irizar Century units are expected within three to six months after the order as a result of the overseas shipping time. As of December 31, 1997 and 1996, the Company's backlog of orders was approximately $25,500,000 and $22,000,000, respectively. At March 15, 1998, the Company's backlog of orders was approximately $26,000,000.

COMPETITION

     The market for each of the Company's products is highly competitive. Competition in the markets for the Company's products is based on a number of factors, including product quality and reliability, safety, product features, driving performance, quality of product support and customer service, loyalty of customers and price.

     The Company primarily competes with approximately ten competitors for sales of the Classic line and several competitors for sales of each of its Eurotrans, Legacy LJ, Anthem and Irizar Century lines. Some of the Company's competitors have greater financial resources than the Company. The Company believes that it must continue its research and development efforts to further enhance its products and to lower the cost of its products through manufacturing efficiencies and other cost saving measures in order to remain competitive. These efforts, together with the Company's continuing sales and marketing efforts, will be critical to the Company's future success. There can be no assurance that the Company will be able to maintain or improve its competitive position in the mid-size bus and coach market. The Company currently competes in the market for its shuttle and mid-size buses primarily with Eldorado National (a division of Thor Industries, Inc.) and with Champion Motorcoach which was acquired during 1997 by Thor Industries Inc. from Champion Industries, Inc. These competitors and some other existing and potential competitors are owned by substantially larger entities than the Company.

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

PROPRIETARY RIGHTS

     The names "Classic" and "Eurotrans" are registered trademarks of the Company. The Company also claims rights to a number of unregistered trademarks. Management believes, however, that the Company's competitive success will not depend on the ownership of intellectual property rights.

EMPLOYEES

     As of December 31, 1997, the Company had 350 full-time employees. Of the Company's total employees, approximately 30 were in sales and marketing, approximately 10 were engaged in engineering activities, including research and development, approximately 275 were in manufacturing, and approximately 35 were in administration. The Company's employees are not represented by a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes the Company's relationship with its employees is good.


ITEM 2. PROPERTIES
------------------

     The Company's corporate headquarters and primary manufacturing, distribution and research and development facilities are located in approximately 113,000 square feet of leased space in Griffin, Georgia. The Company leases the facility from the Griffin-Spalding County Development Authority (the "Authority") which financed the purchase of the land and construction of the facility through the sale of tax exempt Industrial Revenue Bonds. The Company is obligated to purchase the land and facility from the Authority upon payment of nominal additional consideration upon the maturity of the Bonds in 2011. The Griffin facility is comprised of approximately 13,000 square feet of office space and approximately 100,000 square feet of manufacturing space. The Company's current manufacturing facility has the capacity to produce and provide inventory for approximately 50 buses and coaches per week.

     The Company owns a 22,000 square foot facility located in Ellenwood, Georgia, in which the Company manufactures the fiberglass and plastic molded products used by the Company in its buses and coaches.

     The Company constructed a 24,000 square foot facility during 1996 for its used coach subsidiary, BUS PRO, INC., in McDonough, Georgia, which is used for refurbishment and sale of used buses and coaches. The facility is comprised of approximately 21,000 square feet of shop area and 3,000 square feet of office space. The facility is bordered by a parking area capable of accommodating over 230 buses.

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

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     The Company from time to time is a party to legal proceedings arising out of and incidental to the operations of the Company. However, management does not anticipate that any of such proceedings will have a material adverse effect on its financial condition or results of operation. The Company may be subject to product liability claims arising from the use of its products. The Company maintains product liability insurance which it currently considers adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted by the Company to a vote of security holders during the fiscal quarter ended December 31, 1997.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------

     Information relating to the directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

     Set forth below is certain information as of December 31, 1997 regarding the executive officers of the Company.

     D. MICHAEL WALDEN, age 47, has served as Chairman, President and Chief Executive Officer of the Company since its incorporation in 1982.

     TERRI B. HOBBS, age 41, has served as Executive Vice President of the Company since July 1990. From 1987 until July 1990, Ms. Hobbs served as Director of Marketing for the Company and, from 1985 through 1987, Ms. Hobbs was engaged in sales and administration for the Company.

     RICHARD M. BRUNO, age 45, joined the Company in May 1995 and has served as Vice President, Chief Financial Officer, Treasurer and Secretary since that time. From January 1994 to May 1995, Mr. Bruno was Treasurer of Mohawk Industries, Inc., a carpet manufacturing company. From October 1983 to January 1994, Mr. Bruno was with Engraph, Inc., a packaging manufacturing company, and served as its Treasurer for more than five years.

     Set forth below is certain information as of December 31, 1997 regarding certain significant employees of the Company who are not executive officers.

     THOMAS HOLLENBECK, age 49, has served as Vice President - Sales and Marketing since March 1997. From February 1991 to March 1997, Mr. Hollenbeck was associated with MJM International, Inc. which served as a sales representative of the Company for California and Hawaii. From 1988 to 1991, Mr. Hollenbeck was Senior Vice President of General Rent-a-Car of Fort Lauderdale, Florida, a rental car company, and from 1975 to 1988 served as Vice President - Sales and Marketing of National Coach Corp., a shuttle bus manufacturer.

     J. DOUGLAS DUNN, age 43, has served as Vice President Sales Administration of the Company since October 1997. Prior to that time and for more than five years, he was owner and president of J.D. Dunn, Inc., dba Magnum Transportation, Inc., an independent distributor of buses for El Dorado National, a division of Thor Industries, Inc.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "MTRN" since the Company's initial public offering in June 1994. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. The Company did not issue or sell any shares of its Common Stock that were not registered under the Securities Act of 1933, as amended. As of March 25, 1998, the number of stockholders of record of the Company's Common Stock was approximately 188. The following table sets forth, by fiscal quarter, the high and low closing sale prices of the Common Stock as reported by The Nasdaq National Market for the three years ended December 31, 1997.




PERIOD                                     HIGH                    LOW
------                                    ------                  -------
=============================================================================
Fourth Quarter 1997                       $13.38                  $10.75
-----------------------------------------------------------------------------
Third Quarter 1997                        $13.50                  $ 9.25
-----------------------------------------------------------------------------
Second Quarter 1997                       $10.25                  $ 7.50
-----------------------------------------------------------------------------
First Quarter 1997                        $15.25                  $ 9.75
=============================================================================
Fourth Quarter 1996                       $14.75                  $12.25
-----------------------------------------------------------------------------
Third Quarter 1996                        $14.50                  $12.50
-----------------------------------------------------------------------------
Second Quarter 1996                       $14.75                  $12.00
-----------------------------------------------------------------------------
First Quarter 1996                        $12.50                  $ 8.25
=============================================================================
Fourth Quarter 1995                       $ 9.00                  $ 7.00
-----------------------------------------------------------------------------
Third Quarter 1995                        $ 8.50                  $ 6.25
-----------------------------------------------------------------------------
Second Quarter 1995                       $ 8.00                  $ 5.25
-----------------------------------------------------------------------------
First Quarter 1995                        $ 6.00                  $ 5.25
=============================================================================


     The Company intends to retain all future earnings for the expansion and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Company's Board of Directors in light of circumstances then existing including the Company's earnings, financial condition, and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The following selected financial data for and as of the end of each of the years ended December 31, 1997, 1996, 1995, 1994, and 1993 are derived from the financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The financial statements of the Company as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997, and the report of Arthur Andersen LLP thereon, are included elsewhere in Item 8 of this report.

                                                                YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                    1997      1996       1995       1994       1993
                                                  --------- ---------  --------   --------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Revenue....................................    $80,132   $77,482   $64,027    $52,271    $39,033
Cost of Sales..................................     66,153    62,814    50,914     42,494     30,177
                                                   -------   -------   -------    -------    -------
Gross Profit...................................    13,979     14,668    13,113      9,777      8,856
Selling general, and administrative
  expenses.....................................     9,823      8,477     7,458      6,900      5,320
                                                   -------   -------   -------    -------    -------
Operating Income...............................     4,156      6,191    5,655       2,877      3,536
Interest expense, net..........................     1,330        736      711         498        583
                                                   -------   -------   -------    -------    -------
Income before
  income taxes.................................     2,826      5,455    4,944       2,379      2,953
Income tax provision (1).......................     1,109      2,136    1,914         920      1,122
                                                   -------   -------   -------    -------    -------
Net income.....................................    $1,717     $3,319   $3,030      $1,459     $1,831
                                                   =======   =======   =======    =======    =======
Diluted weighted average number of
shares (2).....................................     4,112      4,107    3,993       3,698      3,335
                                                   ======     ======   ======      ======     ======
Diluted net income per share...................    $ 0.42     $ 0.81   $ 0.76      $ 0.39     $ 0.55
                                                   ======     ======   ======      ======     ======

                                                                       DECEMBER 31,
                                                  --------------------------------------------------
                                                    1997      1996       1995       1994       1993
                                                  --------- ---------  --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT OTHER DATA)
BALANCE SHEET DATA:
Working capital (deficit)......................   $23,292    $13,508    $11,214    $ 6,723    $(1,495)
Total assets...................................    40,508     36,564     29,667     20,848     25,521
Long-term debt.................................    11,945      2,719      3,727      4,122      4,062
Stockholders' equity...........................    19,029     17,096     13,663      9,637        436

OTHER DATA:
Total units sold or leased.....................     1,168      1,284      1,117        982        835

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

OVERVIEW

  The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. During the period from its incorporation in 1982 to the introduction in 1986 of its initial manufactured product, the Classic, the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic, the Company has experienced significant growth in unit sales and revenues. The market for the Company's products is diverse and broad based. Set forth below are the principal markets identified by the Company together with the approximate number of units sold or leased in each market during the periods indicated.


                                       Number of Units Sold or Leased
                                       ------------------------------
Market                                   1997         1996       1995
-------                                 ------       ------     ------
Tour and Charter Companies                 333          217        188
Automobile Rental Companies                185          246        264
Hotels/Motels                              130          124        121
Intracity and Rural Transit Operators      110          226        204
Parking Lot Operators                      109           38         67
Retirement/Long-Term Care Facilities       102          127         44
Airport Ground Transportation Companies     60           71         26
Other                                      139          235        203
                                         -----        -----      -----
     Total                               1,168        1,284      1,117
                                         =====        =====      =====

     The diversity of the customer base from which the Company derives its revenue has made the Company less vulnerable to economic downturns in a particular market. Additionally, several of the Company's larger customers typically rotate their fleets every two to four years which can result in significant orders to the Company during their respective purchasing cycles.

RESULTS OF OPERATIONS

     The following table sets forth selected financial information derived from the Company's income statements expressed as a percentage of net revenue for the periods indicated.

                                                      Years Ended December 31,
                                     ---------------------------------------------------------------
                                        1997         1996         1995         1994          1995
                                     ---------    ---------    ---------     ---------     ---------
Net revenue                             100.0%      100.0%       100.0%        100.0%        100.0%
ost of sales                             82.6        81.1         79.5          81.3          77.3
                                        -----       -----        -----         -----         -----

Gross profit                             17.4        18.9         20.5          18.7          22.7
Selling, general and administrative
  expenses                               12.2        10.9         11.7          13.2          13.7
                                        -----       -----        -----         -----         -----
Operating income                          5.2         8.0          8.8           5.5           9.0
Other income, net                         0.0         0.0          0.0           0.2           0.4
Interest expense                          1.7         1.0          1.1           1.2           1.8
                                        -----       -----        -----         -----         -----

Income before income taxes                3.5         7.0          7.7           4.5           7.6
Income tax provision                      1.4         2.7          3.0           1.7           2.9
                                        -----       -----        -----         -----         -----
Net income                                2.1%        4.3%         4.7%          2.8%          4.7%
                                        =====       =====        =====         =====        =====

_______________

  The following table sets forth total unit sales and average revenue per unit for 1997, 1996, and 1995.

                                1997                       1996                       1995
                          --------------             --------------              -------------
                                    AVERAGE                       AVERAGE                       AVERAGE
                                   REVENUE/                       REVENUE/                     REVENUE/
                     UNITS           UNIT           UNITS           UNIT          UNITS          UNIT
                   ---------    -------------     ---------    ------------     --------    -------------
Classic               1,017        $ 50,000          1,192        $ 48,000        1,050        $ 47,000
Eurotrans                68        $147,000             77        $147,000           67        $134,000
Legacy LJ (1)            83        $ 83,000             15        $ 79,000            -        $      -
                    -------                        -------                      -------
          Total       1,168                          1,284                        1,117
                    =======                        =======                      =======


(1)  The Company first introduced the Legacy LJ in 1996.

1997 COMPARED TO 1996

          NET REVENUE. Net revenue increased $2.7 million or 3.4% from $77.5 million in 1996 to $80.1 million in 1997. This increase results primarily from the net of increases of approximately $5.7 million in sales of Legacy LJ units and $2.9 million in Bus Pro sales offset by reductions of approximately $6.0 million in Classic sales and $1.3 million in Eurotrans sales. An increase in parts sales and extended service agreement revenue accounted for the remainder of the increase in net revenue. The Legacy LJ's first full year of sales was 1997. The decline in Classic sales was affected by production difficulties in the first quarter and by a lower backlog of orders over the third and fourth quarter. The order backlog for Classics was influenced by the Company's sales focus on new product introductions rather than by any overall change in the market demand for shuttle buses.

     The 48.6% increase in net revenue from Bus Pro sales of used buses acquired by the Company from trade-ins and lease maturities, from $6.0 million in 1996 to $8.9 million in 1997, resulted from an increase in the used coach selling effort and the increased capability to perform refurbishment on used coaches available for sale. Order backlog for the Company at December 31, 1997 was $25 million, including $7.5 million in orders for the newly-introduced Irizar Century full-size motorcoach, compared with $22 million at December 31, 1996.

          COST OF SALES AND GROSS PROFIT. Gross profit declined from $14.7 million in 1996 to $14.0 million in 1997. As a percentage of net revenue, gross profit declined from 18.9% of sales to 17.4%. The Company experienced uneven production flow and cost inefficiencies during the first quarter and throughout the latter portion of 1997. This uneven flow and cost inefficiency resulted in higher than normal materials use and more labor and overhead cost per unit than in the prior year.

     The difficulties early in 1997 were a continuation of manufacturing issues that arose during the fourth quarter of 1996 and included the establishment of a new Legacy LJ production line, an attempt to produce a record volume of Eurotrans, and a reorganization of manufacturing management. Each of these factors had a disruptive effect on the output of the Classic production line. In the latter portion of 1997, output of Legacy LJ units was slowed when a planned conversion to a different drivetrain chassis was delayed due to late deliveries from the supplier and when a number of engineering redesign issues, such as a redesigned front cap, were implemented. Output of Classic units was negatively affected by the lower backlog of orders which resulted in shorter lead times for materials procurement. Isolated shortages of materials caused disruptions in production flow and resulted in higher than anticipated manufacturing costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Operating income declined to $4.2 million from $6.2 million in 1996. As a percentage of net revenue, operating income declined from 8.0% in 1996 to 5.2% in 1997. Selling, general and administrative expenses ("SG&A") were $9.8 million in 1997, up 15.9% from $8.5 million in 1996. As a percentage of net revenue, SG&A rose from 10.9% in 1996 to 12.2% in 1997. The increase in SG&A is attributable to a number of factors, including a number of senior management changes and additions during 1997 resulting in an increase in compensation expense, relocation and other employment-related costs and higher legal expenses incurred in connection with legal matters.

     INTEREST EXPENSE. Net interest expense increased from $736,000 in 1996 to $1.3 million in 1997 and resulted primarily from an increase of approximately $4 million in the average level of borrowing under the Company's bank credit facility during 1997 over 1996 and from an approximate additional $200,000 in interest charges in 1997 over 1996 incurred under the Ford Motor Credit Corporation ("Ford Credit") pooled chassis agreement for chassis held on consignment beyond the 90-day interest-free period.

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


                                                    1997                                     1996
                                ----------------------------------------    ----------------------------------------
                                 FIRST      SECOND     THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                -------    -------    -------    -------    -------    -------    -------    -------
                                             (in thousands, except per share data)
Net revenue                     $15,016    $21,969    $21,731    $21,416    $17,200    $20,614     $19,881   $19,787
Cost of sales                    13,328     17,541     17,482     17,802     14,144     16,463      15,482    16,725
                                -------    -------    -------    -------    -------    -------     -------   -------
Gross profit                    $ 1,688    $ 4,428    $ 4,249    $ 3,614    $ 3,056    $ 4,151     $ 4,399   $ 3,062
                                =======    =======    =======    =======    =======    =======     =======   =======
Operating income (loss)         $  (193)   $ 1,579    $ 1,823    $   947    $ 1,286    $ 1,903     $ 1,959   $ 1,043
                                =======    =======    =======    =======    =======    =======     =======   =======
Income (loss) before income
    taxes                       $  (616)   $ 1,209    $ 1,567    $   666    $ 1,100    $ 1,717     $ 1,819   $   819
                                =======    =======    =======    =======    =======    =======     =======   =======
Net income (loss)               $  (374)   $   735    $   952    $   404    $   674    $ 1,052     $ 1,116   $   477
                                =======    =======    =======    =======    =======    =======     =======   =======
Diluted weighted average
  shares outstanding              4,104      4,109      4,109      4,121      4,068      4,117       4,115     4,116
                                =======    =======    =======    =======    =======    =======     =======   =======

Diluted net income per share    $ (0.09)   $  0.18    $  0.23    $  0.10    $  0.17    $  0.26     $  0.27   $  0.12
                                =======    =======    =======    =======    =======    =======     =======   =======

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

          Net cash of $52,000 was used in operating activities during 1997. An increase in inventories of $2.7 million was primarily responsible for offsetting the funds provided by net income, depreciation and a decrease in accounts receivable of approximately $1.0 million. The inventory increase resulted largely from an increase in finished goods at December 31, 1997 comprised of a higher than normal level of customer-ordered units awaiting delivery and of a build-up of demonstrator units during 1997 needed in support of new product line sales of the Legacy LJ, Anthem and Irizar Century. The $1.0 million decline in accounts receivable is the result of normal volatility in the timing of shipments and customer payments at a period end. Capital expenditures of $1.6 million were primarily to purchase manufacturing equipment as well as a store location in Orlando, Florida and land for potential expansion at the Griffin facility. The capital expenditures and acquisition costs of Magnum Transportation of $449,000, net of the continued decrease in investment in sales-type leases substantially accounted for the $2.0 million net cash used in investing activities. The Company continues to direct its customers to third-party financing programs that do not give rise to lease accounting and anticipates its investment in sales-type leases to continue to decline. Net cash provided by financing activities of $1.9 million resulted primarily from a net increase in credit facility borrowing of $2.7 million as the prior short-term line of credit was replaced in September 1997 with a multi-year facility classified as long-term debt.

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

         During the third quarter of 1997, the Company entered into a new revolving credit facility with its primary bank. The $16 million, three-year unsecured credit facility provides interest rate pricing at reduced spreads over LIBOR that vary based on leverage. The credit facility is available for general corporate purposes. At December 31, 1997, the Company had $10,000,000 outstanding under this credit facility.

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

          The Company believes that cash flow from operations and funds available under the Company's credit facilities are sufficient to meet the Company's funding needs for its present operations for fiscal 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------



                 METROTRANS CORPORATION AND SUBSIDIARIES



                    CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1997, 1996, AND 1995
                              TOGETHER WITH

                             AUDITORS' REPORT

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Metrotrans Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of METROTRANS CORPORATION (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrotrans Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 18, 1998

                            METROTRANS CORPORATION

                               AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                 ASSETS                               1997               1996
                                                    -------            -------
CURRENT ASSETS:
  Cash                                              $    50            $    22
  Accounts receivable, net of allowance
    for doubtful accounts of $77 and
    $282 in 1997 and 1996, respectively               9,151             10,109
  Current portion of net investment
    in sales-type leases                                877                810
  Inventories                                        20,932             17,903
  Prepaid expenses and other                          1,333                784
                                                    -------            -------
      Total current assets                           32,343             29,628

PROPERTY, PLANT, AND EQUIPMENT, NET                   6,922              5,447
NET INVESTMENT IN SALES-TYPE LEASES                     405              1,098
INTANGIBLES                                             536                  0
DEPOSITS AND OTHER                                      302                391
                                                    -------            -------
                                                    $40,508            $36,564
                                                    =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                             $     0            $ 7,297
  Accounts payable and accrued expenses               7,726              7,139
  Current portion of long-term debt                   1,087              1,132
  Customer deposits                                     238                552
                                                    -------            -------
      Total current liabilities                       9,051             16,120
                                                    -------            -------
LONG-TERM DEBT, NET OF CURRENT PORTION               11,945              2,719
                                                    -------            -------
OTHER NONCURRENT LIABILITIES                            300                  0
                                                    -------            -------
DEFERRED INCOME TAXES                                   183                629
                                                    -------            -------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    10,000,000 shares authorized                          0                  0
  Common stock, $.01 par value;
    20,000,000 shares authorized,
    4,084,294 and 4,077,383 shares
    issued and outstanding in 1997
    and 1996, respectively                               41                 41
Additional paid-in capital                           10,577             10,466
Deferred compensation                                  (210)              (315)
Retained earnings                                     8,621              6,904
                                                    -------            -------
                                                     19,029             17,096
                                                    -------            -------
                                                    $40,508            $36,564
                                                    =======            =======

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                             METROTRANS CORPORATION

                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                     (In Thousands, Except Per Share Data)


                                                  1997     1996     1995
                                                 -------  -------  -------
NET REVENUE                                      $80,132  $77,482  $64,027

COST OF SALES                                     66,153   62,814   50,914
                                                 -------  -------  -------
   Gross profit                                   13,979   14,668   13,113

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES                                         9,823    8,477    7,458
                                                 -------  -------  -------
   Operating income                                4,156    6,191    5,655

INTEREST EXPENSE, NET                              1,330      736      711
                                                 -------  -------  -------
INCOME BEFORE INCOME TAXES                         2,826    5,455    4,944

INCOME TAX PROVISION                               1,109    2,136    1,914
                                                 -------  -------  -------
NET INCOME                                       $ 1,717  $ 3,319  $ 3,030
                                                 =======  =======  =======
EARNINGS PER SHARE:
   Basic                                         $  0.43  $  0.83  $  0.76
                                                 =======  =======  =======
   Diluted                                       $  0.42  $  0.81  $  0.76
                                                 =======  =======  =======
WEIGHTED AVERAGE  SHARES OUTSTANDING:
   Basic                                           4,040    4,015    3,985
                                                 =======  =======  =======
   Diluted                                         4,112    4,107    3,993
                                                 =======  =======  =======


 The accompanying notes are an integral part of these consolidated statements.

                    METROTRANS CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                       (In Thousands, Except Share Data)




                                                          Common Stock   Additional   Due From
                                                       -----------------   Paid-In    Majority      Deferred    Retained
                                                        Shares    Amount   Capital  Stockholders  Compensation  Earnings   Total
                                                       ---------  ------   -------  ------------  ------------  --------  -------
BALANCE, December 31, 1994                             3,976,275    $40    $ 9,933      $(891)       $   0       $  555   $ 9,637
  Net income                                                   0      0          0          0            0        3,030     3,030
  Repayment of distributions to majority stockholders          0      0          0        891            0            0       891
  Issuance of restricted stock to employees              100,000      1        524          0         (525)           0         0
  Compensation under restricted stock award                    0      0          0          0          105            0       105
                                                       ---------    ---    -------      -----        -----       ------   -------
BALANCE, December 31, 1995                             4,076,275     41     10,457          0         (420        3,585    13,663

  Net income                                                   0      0          0          0            0        3,319     3,319
  Compensation under restricted stock award                    0      0          0          0          105            0       105
  Issuance of stock grants to employees                      108      0          2          0            0            0         2
  Exercise of stock options and related tax benefit        1,000      0          7          0            0            0         7
                                                       ---------    ---    -------      -----        -----       ------   -------
BALANCE, December 31, 1996                             4,077,383     41     10,466          0         (315)       6,904    17,096

  Net income                                                   0      0          0          0            0        1,717     1,717
  Compensation under restricted stock award and
   related tax benefit                                         0      0         63          0          105            0       168
  Issuance of stock grants to employees                       36      0          1          0            0            0         1
  Exercise of stock options and related tax benefit        6,875      0         47          0            0            0        47
                                                       ---------    ---    -------      -----        -----       ------   -------
BALANCE, December 31, 1997                             4,084,294    $41    $10,577      $   0        $(210)      $8,621   $19,029
                                                       =========    ===    =======      =====        =====       ======   =======

                           The accompanying notes are an integral part of these consolidated statements.


                            METROTRANS CORPORATION

                               AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                (In Thousands)


                                                 1997      1996      1995
                                                -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 1,717   $ 3,319   $ 3,030
                                                -------   -------   -------
  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization                   708       575       944
    Deferred taxes                                 (446)      532      (307)
    Compensation under restricted
     stock award                                    105       105       105
    Changes in assets and liabilities,
     net of acquired business:
      Accounts receivable                           958    (1,231)   (4,635)
      Inventories                                (2,716)   (5,132)       97
      Other assets                                 (460)     (108)       37
      Accounts payable and accrued
       expenses                                     500     1,053     1,057
      Customer deposits                            (314)      (52)      272
                                                -------   -------   -------
        Total adjustments                        (1,665)   (4,258)   (2,430)
                                                -------   -------   -------
        Net cash (used in) provided
         by operating activities                     52      (939)      600
                                                -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (1,629)   (1,908)     (277)
  Purchase of Magnum Transportation                (449)        0         0
  Net (increase) decrease in property
   held for lease                                  (504)       (56)        9
  Net decrease in investment in
   sales-type leases                                626       728       104
                                                -------   -------   -------
        Net cash used in investing
         activities                              (1,956)   (1,236)     (164)
                                                -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under
   line of credit                                (7,297)    3,128      (323)
  Proceeds from refinancing of debt              10,000         0         0
  Net (decrease) increase in
   collateralized borrowings                        (45)       45      (985)
  Payments of long-term debt                       (774)   (1,008)      (85)
  Net proceeds from issuance
   of common stock                                   48         9         0
  Cash repayments from
   majority stockholders                              0         0       891
                                                -------   -------   -------
        Net cash provided by (used in)
         financing activities                     1,932     2,174      (502)
                                                -------   -------   -------
NET INCREASE (DECREASE) IN CASH                      28        (1)      (66)

CASH AT BEGINNING OF YEAR                            22        23        89
                                                -------   -------   -------
CASH AT END OF YEAR                             $    50   $    22   $    23
                                                =======   =======   =======
CASH PAID FOR INTEREST                          $ 1,323   $   749   $   714
                                                =======   =======   =======
CASH PAID FOR INCOME TAXES                      $   515   $ 2,670   $ 2,206
                                                =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                            METROTRANS CORPORATION

                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

1.   ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Metrotrans Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

   The Company manufactures and sells shuttle and midsize touring buses. The Company markets its products in the United States, primarily through Company operated sales centers. Additionally, the Company accepts trade-in vehicles of its own and other brands.

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

   WARRANTIES

   The Company offers a 13-month (unlimited mileage) limited warranty on all new vehicles and service plans that extend limited coverage for longer periods. The Company accrues a liability for its warranty coverage based on historical experience.

   INVENTORIES

   Chassis inventories are valued at cost. Units taken in trade are valued on a specific identification basis and do not exceed estimated realizable value. Inventories of conversion materials and supplies and work in process are valued at the lower of average cost or market on a first-in, first-out ("FIFO") basis.

   Inventories as of December 31, 1997 and 1996 consist of the following (in thousands):

                                        1997     1996
                                       -------  -------
        Chassis awaiting conversion    $ 3,437  $ 3,044
        Raw materials                    4,549    4,482
        Work in process                  1,524    2,328
        Finished goods                   6,287    2,758
        Used vehicles                    5,135    5,291
                                       -------  -------
                                       $20,932  $17,903
                                       =======  =======

   PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the assets' estimated useful lives of 3 to 7 years, except for buildings, which have estimated useful lives of 30 years.

   The detail of property, plant, and equipment as of December 31, 1997 and 1996 is as follows (in thousands):

                                           1997      1996
                                         -------   -------
        Land                             $ 1,031   $   693
        Buildings                          4,021     2,800
        Property held for lease            3,070     2,565
        Machinery and equipment            1,735     1,348
        Furniture and fixtures               674       520
        Construction in progress             506       935
                                         -------   -------
                                          11,037     8,861
        Less accumulated depreciation     (4,115)   (3,414)
                                         -------   -------
                                         $ 6,922   $ 5,447
                                         =======   =======

   INTANGIBLES

   Intangibles consist of goodwill and a noncompete agreement related to the Company's acquisition of Magnum Transportation. Goodwill is being amortized over 40 years. The noncompete agreement is being amortized over the life of the agreement of 10 years.

   ACCOUNTS PAYABLE

   Accounts payable include book overdrafts created by outstanding checks. At December 31, 1997 and 1996, the book overdrafts totaled $382,000 and $969,000, respectively.

   EARNINGS PER SHARE

   In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company has adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect of outstanding stock options and unvested restricted stock. For years ending December 31, 1997, 1996, and 1995, outstanding options of 96,500, 15,000, and 0, respectively, have been excluded from diluted weighted average shares outstanding as the exercise price exceeded the average stock price and thus, their impact was antidilutive.

   CONCENTRATIONS OF CREDIT RISK

   Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets for which the Company's products are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 1997, the Company does not consider itself to have any significant concentrations of credit risk.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The book values of cash, trade accounts receivable, and trade accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value as of December 31, 1997.

   LONG-LIVED ASSETS

   The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

3.   PRODUCT LEASES
   The Company leases its products to customers under various arrangements, with the leases recorded as either operating or sales-type leases, depending on the terms of the lease.

   For operating leases, rental revenue is recognized over the life of the lease, and the related equipment is depreciated over its estimated useful life. Net revenues recognized under operating leases during 1997, 1996, and 1995 were $330,000, $232,000, and $882,000, respectively. For sales-type leases, the discounted present value of lease revenues is recorded as sales, with related equipment cost (net of the discounted present value of any residual value) recorded as cost of sales. Financing income applicable to these leases is recognized over the life of the lease using the effective interest method. Net revenues recognized under sales-type leases during 1997, 1996, and 1995 were $1,479,000, $343,000, and $3,729,000, respectively.

   The components of the investment in sales-type leases as of December 31, 1997 and 1996 are as follows (in thousands):

                                                    1997    1996
                                                   ------  ------
        Total minimum lease payments receivable    $1,335  $2,041
        Less unearned income                           53     133
                                                   ------  ------
        Net investment                              1,282   1,908
        Less current portion                          877     810
                                                   ------  ------
                                                   $  405  $1,098
                                                   ======  ======

   Minimum lease payments receivable as of December 31, 1997 are as follows:

                                    Sales-Type
                                      Leases
                                    ----------
               1998                   $  896
               1999                      291
               2000                       93
               2001                       11
               2002 and Thereafter        44
                                      ------
                                      $1,335
                                      ------

4.   LONG-TERM DEBT
   The Company's long-term debt as of December 31, 1997 and 1996 consists of the following (in thousands):

                                                     1997       1996
                                                   -------     ------
Revolving credit facility, payable
September 2000; interest payable monthly at
prime (8.5% at December 31, 1997) or LIBOR
plus a margin of .75% to 1.25%, depending
on the Company's leverage ratio, as defined
(7.1% at December 31, 1997), unsecured             $10,000     $    0

Industrial development revenue ("IDR") bonds,
payable through quarterly mandatory sinking
fund redemption payments varying from $15 to
$40 from June 1992 through 2011; interest
payable monthly at variable rates, as defined
in the agreement, secured by the real estate         1,620      1,700

Notes payable to leasing companies for
property held for operating leases,
collateralized by the leased equipment and
customer lease payments receivable,
payable in varying monthly installments,
bearing interest at rates approximating 8%               0         98

Notes payable to leasing companies for products
sold under sales-type leases, secured by the
leased equipment and customer notes receivable,
payable in varying monthly installments,
bearing interest at rates approximating 8%
through 1999                                           349        679

                                                     1997       1996
                                                   -------     ------
Notes payable to a leasing company for products
sold under sales-type leases, secured by the
leased equipment, payable at the end of each
lease through 2000, including interest at
various rates approximating 8%                         933      1,239

Note payable to a bank, bearing interest at
7.5%, payable in monthly installments of $3
through March 1997, secured by property located
in Ellenwood, Georgia                                    0        135

Note payable to a bank, bearing interest at
prime plus 1% (9.5% at December 31, 1997),
payable monthly, unpaid interest and principal
due August 1998, secured by property located
in Orlando, Florida                                    130          0
                                                   -------     ------
                                                    13,032      3,851
Less amount due within one year                      1,087      1,132
                                                   -------     ------
                                                   $11,945     $2,719
                                                   =======     ======

During September 1997, the Company restructured its revolving credit facility. The new facility provides for maximum borrowings of $16,000,000, of which $10,000,000 was outstanding at December 31, 1997 and $6,000,000 was available for future borrowings. The facility requires the Company to maintain certain financial ratio covenants, as defined.

The IDR bonds were issued in December 1991, with a face value of $2,000,000. The proceeds were used in 1991 and 1992 to fund the construction of a new manufacturing facility. The rate on the IDR bonds (average rate of 5.8% in 1997) may vary as frequently as every seven days to maintain a rate on the IDR bonds necessary to retain a market value approximating par value. At the Company's option, the interest rate on the IDR bonds can be fixed at the minimum rate necessary to retain a market value approximating par value.

Future maturities of long-term debt as of December 31, 1997 are as follows (in thousands):

             1998                   $ 1,087
             1999                       359
             2000                    10,174
             2001                       111
             2002 and thereafter      1,301
                                    -------
                                    $13,032
                                    =======

5.   INCOME TAXES
   The provision for income taxes consists of the following (in thousands):

                           1997     1996    1995
                          ------   ------  ------
        Current taxes:
         Federal          $1,509   $1,417  $1,987
         State               199      187     234
        Deferred            (599)     532    (307)
                          ------   ------  ------
                          $1,109   $2,136  $1,914
                          ======   ======  ======

   The differences between the federal statutory income tax rate and the Company's effective tax rate were:

                                                  1997   1996   1995
                                                  ----   ----   ----
      Federal statutory rate                      34.0%  34.0%  34.0%
      State income taxes, net of federal
        tax benefit                                4.5    4.5    4.0
      Other, net                                   0.7    0.7    0.7
                                                  ----   ----   ----
                                                  39.2%  39.2%  38.7%
                                                  ====   ====   ====

   Components of the net deferred tax asset (liability) as of December 31, 1997 and 1996 are as follows (in thousands):

                                                   1997    1996
                                                  ------  ------
        Deferred tax liabilities:
          Revenue recognition                     $(443)  $(596)
          Leasing activities                          0    (106)
                                                  -----   -----
            Total deferred tax liabilities         (443)   (702)
                                                  -----   -----
        Deferred tax assets:
          Inventories                               234     147
          Leasing activities                        260       0
          Liabilities not currently deductible      406     292
          Allowance for doubtful accounts            45      93
          Other                                       0      73
                                                  -----   -----
            Total deferred tax assets               945     605
                                                  -----   -----
        Net deferred tax asset (liability)        $ 502   $ (97)
                                                  =====   =====

   As of December 31, 1997 and 1996, current income taxes payable (receivable) amounted to $498,000 and $(448,000), respectively.

6.   RELATED-PARTY TRANSACTIONS

   During 1996 and 1995, the Company leased space from an entity that is controlled by the Company's majority stockholders. Lease costs during 1996 and 1995 were $7,000 and $12,700, respectively.

   In November 1992, the Company and an affiliate of the Company's majority stockholders entered into a lease agreement with the affiliate which owned an airplane. The lease agreement provided that the Company lease the airplane on an as-needed basis at fair market hourly rental rates. Rental costs for use of the airplane were $363,000 and $447,000 in 1996 and 1995, respectively. All commitments by the Company in connection with this agreement were terminated in October 1996.

7.   COMMITMENTS AND CONTINGENCIES
   SUPPLIERS

   The Company has a supply agreement with a major motor vehicle chassis manufacturer. Under the agreement, the Company is shipped chassis on consignment and is obligated to pay interest at prime on consigned chassis during any portion of the consignment period which extends beyond 90 days. The consignment period is the period from delivery of the chassis to the date the chassis is placed in production by the Company. During the consignment period, the vehicle manufacturer retains title to the chassis and has the right to redistribute the chassis to its other customers. Similarly, the Company has the right to return the chassis within the consignment period and must make full payment at the end of the consignment period if it desires to retain the chassis. At December 31, 1997, chassis on hand accounted for as consigned inventory was approximately $3,330,000. Interest paid on consigned chassis amounted to $531,000, $339,000, and $327,000 in 1997, 1996, and 1995,
   respectively.

   The Company currently purchases all of its chassis, including the engine and drivetrain, from three major suppliers. Although the Company believes other sources for these components are available, any significant interruption or delay in the supply of chassis from the three suppliers could have a material adverse effect on the financial condition and results of operations of the Company.

   LEASES

   As discussed in Note 3, the Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into agreements with a financial institution whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments by the customers or certain other defined conditions. When notified of a lessee default, the Company has the option of honoring its guarantee (which is generally less than the debt obligation) or purchasing the buses for the outstanding debt obligation.

   During 1997, the Company purchased buses totaling $1,900,000 related to the above guarantees and in 1996 and 1995 purchased an insignificant amount of buses. Additionally, the Company expects to purchase in 1998 additional buses totaling $2,300,000 related to 1997 lessee defaults and litigation settlements. Purchases to date have been or are expected to be sold to third parties at amounts approximating the purchase price. As of December 31, 1997, the Company's aggregate potential liability under the above arrangements was $11,997,000. In the opinion of management, the Company's obligation under the above arrangements will not have a material adverse impact on the Company's financial position or results of operations.

   The Company leases certain office space, equipment, and an airplane under operating leases. Future minimum lease payments under these agreements as of December 31, 1997 are as follows (in thousands):

                  1998          $  700
                  1999             703
                  2000             594
                  2001             548
                  2002             492
                  Thereafter     1,447
                                ------
                                $4,484
                                ======

   Rental expense for 1997, 1996, and 1995 totaled $710,000, $287,000, and
   $256,000, respectively.

   LITIGATION

   The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations.

8.   STOCKHOLDERS' EQUITY
   PREFERRED STOCK

   The board of directors has authorized 10,000,000 shares of preferred stock with no par value. The board of directors has the authority to issue these preferred shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

   INCENTIVE STOCK PLANS

   In March 1994, the Company adopted long-term incentive plans which allow the issuance of grants or awards of incentive stock options, nonqualified stock options, and restricted stock to employees and directors of the Company to acquire up to 601,500 shares of the Company's common stock. Options generally become exercisable over three to four years and expire ten years after the date of grant. At December 31, 1997, 209,625 shares were reserved for future grants under the incentive plans.

   During 1997 and 1996, the Company issued 5,000 and 20,000, respectively, nonqualified stock options outside of the above incentive plans. The options were issued at fair market value at the date of grant and become exercisable over three to four years.

   Stock option activity during each of the three years ended December 31, 1997 is summarized as follows:

                                                       Weighted
                                              Number   Average
                                                of     Exercise
                                              Shares    Price
                                             --------  --------
        Outstanding at December 31, 1994       10,000   $ 8.50
          Granted                             187,000     7.22
          Exercised                                 0     0.00
          Canceled                                  0     0.00
                                              -------
        Outstanding at December 31, 1995      197,000     7.28
          Granted                             141,000    13.46
          Exercised                                 0     0.00
          Canceled                            (16,000)    7.41
                                              -------
        Outstanding at December 31, 1996      322,000    10.33
          Granted                             147,000    10.05
          Exercised                            (6,875)    6.89
          Canceled                            (76,125)   10.87
                                              -------
        Outstanding at December 31, 1997      386,000     9.85
                                              =======
        Exercisable at December 31, 1997      104,375     8.74
                                              =======

   The weighted average remaining life of the options outstanding at December 31, 1997 was 8.6 years.

   In February 1995, the Company awarded 50,000 shares of restricted stock under the plans to each of two employees. Each of these grants vests 2,500 shares upon grant, with the remaining 47,500 shares vesting 2,500 per quarter through 1999. Unearned compensation of $525,000 was charged on the date of the grant, which represented the market value on such date, and is being amortized to expense over the vesting period.

   The Company accounts for the stock option plans under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. FASB Statement No. 123 allows a company to follow APB Opinion No. 25 with additional disclosure that shows what the Company's net income and earnings per share would have been using the compensation model under FASB Statement No. 123.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions used for grants in each of the last three years:

                                     1997      1996      1995
                                   -------   -------   -------
        Risk-free interest rate        5.8%      6.4%      6.4%
        Expected dividend yield        0.0%      0.0%      0.0%
        Expected lives             6 years   6 years   6 years
        Expected volatility           51.0%     45.0%     45.0%


   The total values of the options granted during the years ended December 31, 1997, 1996, and 1995 were computed as approximately $661,000, $808,000, and $563,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                     1997      1996      1995
                                   -------   -------   -------
        Net income:
          As reported               $1,717    $3,319    $3,030
          Pro forma                  1,690     3,167     3,003
        Basic earnings per share:
          As reported               $ 0.43    $ 0.83    $ 0.76
          Pro forma                   0.42      0.79      0.75
        Diluted earnings per share:
          As reported               $ 0.42    $ 0.81    $ 0.76
          Pro forma                   0.41      0.77      0.75

9.   ACQUISITION

   In October 1997, the Company purchased substantially all of the assets of J.D. Dunn, Inc. d/b/a Magnum Transportation for $427,000 in cash and $450,000 in seller obligations. The seller obligations are payable in three payments of $150,000. The first payment in January 1998 is payable in cash and has been included in accounts payable and accrued expenses in the accompanying balance sheets. The second and third payments are payable in the form of common stock in January 1999 and January 2000, respectively, and have been included in other noncurrent liabilities in the accompanying balance sheets.

   Total consideration, including transaction costs of $22,000, was $899,000. The transaction was accounted for as a purchase. The excess of purchase price over the fair value of net assets purchased of $536,000 was allocated to goodwill and a noncompete agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

     Information relating to the directors of the Company, including directors who are executive officers of the Company is set forth in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during 1997, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Forms 5 for each of D. Michael Walden, Terri B. Hobbs, Richard M. Bruno, and George W. Mathews, Jr. were not filed in a timely manner. The Company is not aware of any other persons other than directors and executive officers who own more than 10% of the Company's Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required by this item is set forth under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT
-----------------------------------------------------------------------

     Information required by this item is set forth under the caption "Voting - Principal Stockholders" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by this item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  Documents Filed as Part of This Report

          1. Financial Statements

             The following financial statements of the Company and the related report of independent public accountants thereon are set forth in
             Item 8 of this Report.

             Report of Independent Public Accountants
             Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended December 31,
               1997, 1996 and 1995
             Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 1997, 1996 and 1995
             Consolidated Statements of Cash Flows for the Years Ended December
               31, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

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

 Exhibit
 Number      Description
--------     -----------

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

  10.2       (a)  Loan Agreement between Metrotrans Corporation and NationsBank,
                  N.A. dated September 5, 1997 (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 28.1997).

  10.3       (a)  Indenture of Trust dated as of December 1, 1991, between the
                  Griffin-Spalding County Development Authority (the "Authority") and the First National Bank of Chicago, as trustee, with respect to the bond financing on the Company's manufacturing facility (Exhibit 10.5(a) to the Company's Registration Statement on Form S-1, No. 33-76492).

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

  10.4** Employment Agreement dated March 15, 1994 between D. Michael Walden and the Company (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-76492).

  10.5 1994 Employee Stock Incentive Plan (Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-76492).

  10.6 1994 Directors Stock Incentive Plan (Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-76492).

  10.7 Aircraft Lease Agreement dated December 20, 1996, between General Electric Credit Corporation and the Company (Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994.

  11*             Computation of Earnings Per Share.

  21*             Subsidiaries of the Registrant.

  23*             Consent of Arthur Andersen LLP.

  27*             Financial Data Schedule.

_______________
*    Filed herewith
**   The indicated exhibit is a management contract or compensatory plan.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METROTRANS CORPORATION
                                           (Registrant)


                                    By /s/ D. Michael Walden
                                      ------------------------------------------
                                      D. Michael Walden
                                      Chairman of the Board,
                                      President and Chief Executive Officer

                                    Date:  March 30, 1998
                                         ---------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.


/s/ D. Michael Walden        Chairman of the Board,
--------------------------   President and Chief Executive
D. Michael Walden            Officer


/s/ Patrick L. Flinn         Director
--------------------------
Patrick L. Flinn


/s/ George W. Mathews, Jr.  Director
--------------------------
George W. Mathews, Jr.


/s/ M. Earl Meck             Director
--------------------------
M. Earl Meck


/s/ William C. Pitt III      Director
--------------------------
William C. Pitt III


/s/ Randy B. Stanley         Director
--------------------------
Randy B. Stanley


/s/ Richard M. Bruno         Chief Financial Officer,
--------------------------   Vice President, Treasurer,
Richard M. Bruno             and Secretary
                             (Principal Financial and
                             Accounting Officer)