Form 10-Q
period 1998-04-05
METROTRANS CORP
filed 1998-05-20
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 5, 1998

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
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                     Outstanding at May 15, 1998
-----------------------------        ---------------------------

Common Stock, $.01 Par Value             4,084,294 shares

METROTRANS CORPORATION

                         Quarterly Report on Form 10-Q
                      FOR THE QUARTER ENDED APRIL 5, 1998

                               Table of Contents
                               -----------------

ITEM                                                                  PAGE
NUMBER                                                              NUMBER
------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

1         Financial Statements:

          Consolidated Balance Sheets as of April 5, 1998 and
          December 31, 1997                                              3

          Consolidated Statements of Income for the three months
          ended April 5, 1998  and March 30, 1997                        4

          Consolidated Statements of Cash Flows for the three months
          ended April 5, 1998 and March 30, 1997                         5

          Notes to Consolidated Financial Statements                     6

2         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8


                          PART II.   OTHER INFORMATION

1         Legal Proceedings                                             11

4         Submission of Matters to a Vote of Security Holders           11

6         Exhibits and Reports on Form 8-K                              11

          Signature                                                     12

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                             METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        APRIL 5,               DECEMBER 31,
                                                                         1998                     1997
                                                                   ----------------          ---------------
                                                                      (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS:
 CASH..........................................................         $    50                  $    50
 ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $98 AND $77 IN 1998 AND 1997, RESPECTIVELY.......          11,281                    9,151
 CURRENT PORTION OF NET INVESTMENT IN SALES-TYPE LEASES........             697                      877
 INVENTORIES...................................................          23,766                   20,932
 PREPAID EXPENSES AND OTHER....................................           1,183                    1,333
                                                                        -------                  -------
  TOTAL CURRENT ASSETS.........................................          36,977                   32,343

PROPERTY, PLANT AND EQUIPMENT, NET.............................           7,258                    6,922

NET INVESTMENT IN SALES-TYPE LEASES............................             337                      405

INTANGIBLES....................................................             528                      536

DEPOSITS AND OTHER.............................................             314                      302
                                                                        -------                  -------
                                                                        $45,414                  $40,508
                                                                        =======                  =======

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES.........................         $ 8,575                  $ 7,726
 CURRENT PORTION OF LONG-TERM DEBT.............................             907                    1,087
 CUSTOMER DEPOSITS.............................................             623                      238
                                                                        -------                  -------
  TOTAL CURRENT LIABILITIES....................................          10,105                    9,051
                                                                        -------                  -------

LONG-TERM DEBT, NET OF CURRENT PORTION.........................          16,357                   11,945
                                                                        -------                  -------

OTHER NONCURRENT LIABILITIES                                                300                      300
                                                                        -------                  -------

DEFERRED INCOME TAXES..........................................             183                      183
                                                                        -------                  -------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, NO PAR VALUE; 10,000,000 SHARES AUTHORIZED...               0                        0
 COMMON STOCK, $.01 PAR VALUE; 20,000,000 SHARES
  AUTHORIZED, 4,084,294 SHARES ISSUED AND OUTSTANDING
  IN 1998 AND 1997                                                           41                       41
 ADDITIONAL PAID-IN CAPITAL....................................          10,577                   10,577
 DEFERRED COMPENSATION.........................................            (184)                    (210)
 RETAINED EARNINGS.............................................           8,035                    8,621
                                                                        -------                  -------
                                                                         18,469                   19,029
                                                                        -------                  -------
                                                                        $45,414                  $40,508
                                                                        =======                  =======

      The accompanying notes are an integral part of these balance sheets.


                            METROTRANS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                  Three Months Ended
                                               ---------------------------
                                                 April 5,        March 30,
                                                   1998            1997
                                               -----------      ----------

NET REVENUE                                      $16,018          $15,016

COST OF SALES                                     13,796           13,328
                                                 -------          -------

   Gross Profit                                    2,222            1,688

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                         2,908            1,881
                                                 -------          -------

   Operating Loss                                   (686)            (193)

INTEREST EXPENSE, net                                279              423
                                                 -------          -------

LOSS BEFORE INCOME TAXES                            (965)            (616)

INCOME TAX BENEFIT                                  (379)            (242)
                                                 -------          -------

NET LOSS                                        $   (586)         $  (374)
                                                ========          =======


LOSS PER SHARE:
   Basic                                        $  (0.14)         $ (0.09)
                                                ========          =======

   Diluted                                      $  (0.14)         $ (0.09)
                                                ========          =======

WEIGHTED AVERAGE SHARES
   OUTSTANDING:
    Basic                                          4,084            4,012
                                                ========          =======

   Diluted                                         4,084            4,012
                                                ========          =======


        The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                     --------------------------------------
                                                                         APRIL 5,                MARCH 30,
                                                                           1998                     1997
                                                                     -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (586)                $  (374)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                     187                     109
          Compensation under restricted stock award                          26                      26
          Changes in assets and liabilities:
               Accounts receivable                                       (2,130)                  2,173
               Inventories                                               (2,834)                 (1,067)
               Other assets                                                 138                    (211)
               Accounts payable and accrued expenses                        849                    (290)
               Customer deposits                                            385                     354
                                                                        -------                 -------
                    Total adjustments                                    (3,379)                  1,094
                                                                        -------                 -------
                    Net cash (used in) provided by operating activities  (3,965)                    720
                                                                        -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (515)                   (302)
     Net (increase) in property held for lease                                0                     (86)
     Net decrease in investment in sales-type leases                        248                     105
                                                                        -------                 -------
                    Net cash (used in) investing activities                (267)                   (283)
                                                                        -------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowing under line of credit                          0                    (246)
     Net (decrease) in collateralized borrowings                           (180)                     79
     Net borrowing (repayments) of long-term debt                         4,412                    (238)
                                                                        -------                 -------

                    Net cash provided by (used in)
                     financing activities                                 4,232                    (405)
                                                                        -------                 -------

INCREASE IN CASH                                                              0                      32
CASH AT BEGINNING OF PERIOD                                                  50                      22
                                                                       --------                 -------

CASH AT END OF PERIOD                                                  $     50                 $    54
                                                                       ========                 =======

CASH PAID FOR INTEREST                                                 $    260                 $   350
                                                                       ========                 =======

CASH PAID FOR TAXES                                                    $      0                 $     0
                                                                       ========                 =======


        The accompanying notes are an integral part of these statements.

                             METROTRANS CORPORATION
                   Notes to Consolidated Financial Statements
                                 APRIL 5, 1998
                                  (UNAUDITED)



     1.  Basis of Presentation
         ---------------------

        The financial statements include the accounts of Metrotrans Corporation and Subsidiaries (the "Company"). In February, 1997, the Company formed a wholly owned subsidiary BUS PRO, Inc., to conduct refurbishment and sale of used coaches. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

        In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1997 income statement captions have been made to conform with the 1998 presentation. Results presented for the three-month ended April 5, 1998 are not necessarily indicative of results that may be expected for the full fiscal year.

     2.   Inventories
          -----------
          Inventories consist of (in thousands):

                                           April 5, 1998  December 31, 1997
                                           -------------  -----------------

            Chassis awaiting conversion..        $ 3,156            $ 3,437
            Raw materials................          4,077              4,549
            Work in process..............          3,404              1,524
            Finished goods...............          6,633              6,287
            Used vehicles................          6,496              5,135
                                                 -------            -------
                                                 $23,766            $20,932
                                                 =======            =======

     3.  Commitments and Contingencies
         -----------------------------

                The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of April 5, 1998 and December 31, 1997 was $13.4 million and $12.0 million, respectively. During the quarter ended April 5, 1998, the Company purchased additional buses totaling approximately $2.0 million related to 1997 lease defaults and litigation settlements. Purchases to date have been or are expected to be sold to third parties at or above amounts approximating the purchase price.

                The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

        The Company was incorporated 1982 in for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. During the period from its incorporation to the introduction in 1986 of its initial manufactured product, the Classic(R), the Company focused its efforts on marketing buses manufactured by other companies. Since the introduction of the Classic, the Company has experienced significant growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993, the Legacy LJ(TM) in 1996 and the Anthem(TM) and Irizar Century in 1997.


     RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.


                                     Three Months Ended
                                    --------------------
                                    April 5,   March 30,
                                      1998        1997
                                    ---------  ----------
          Net revenue...........     100.0%      100.0%
          Cost of sales.........      86.1        88.8
                                     -----       -----

          Gross profit..........      13.9        11.2
          Selling, general and
             administrative expenses  18.2        12.5
                                     -----       -----

          Operating loss........      (4.3)       (1.3)
          Interest expense......       1.7         2.8
                                     -----       -----
          Loss before income taxes    (6.0)       (4.1)
          Income tax benefit....      (2.3)       (1.6)
                                     -----       -----
          Net loss..............      (3.7)%      (2.5)%
                                     =====       =====

          Net Revenue. Net revenue increased 6.7% to $16.0 million for the three months ended April 5, 1998 from $15.0 million for the comparable prior year period. The first quarter revenue growth primarily resulted from the net effect of an increase in sales of Legacy LJ units, higher used coach sales of BusPro, Inc. and a reduction in Eurotrans sales. Sales of Eurotrans units declined due to a lack of chassis availability during the quarter.

          Total unit sales and average revenue per unit for the three month periods ended April 5, 1998 and March 30, 1997, respectively, were:

                            Period Ended     Period Ended
                            April 5, 1998   March 30, 1997
                           ---------------  ---------------

                                  Average          Average
                                  Revenue          Revenue
                           Units  Per Unit  Units  Per Unit
                           -----  --------  -----  --------

              Eurotrans       11  $153,000     26  $129,000
              Legacy LJ        8  $ 86,000      2  $ 73,000
              Classic        191  $ 51,000    194  $ 51,000
                             ---              ---
                Total        210              222
                             ===              ===

              Production backlog at April 5, 1998 was approximately $33 million, including approximately $15 million in orders for the new Irizar Century full-size coach compared with $21 million at the end of the first quarter of 1997. Sales of used buses by the Company's wholly-owned subsidiary, BusPro, acquired from trade-ins and lease maturities, in 1998's first quarter of $2.9 million were over 250% above sales for the prior year's first quarter of $1.2 million due to both the growth in sales activity during that time and to the relocation of BusPro to a new facility in the first quarter of 1997.

              COST OF SALES AND GROSS PROFIT. Gross profit improved 31.6% to $2.2 million in the first quarter of 1998 from $1.7 million in the same period of 1997. Gross profit as a percent of net revenue increased to 13.9% during this year's first quarter from 11.2% in the prior year quarter. While gross profit improved both in amount and as a percent of net revenue from the same period of last year, gross profit in both periods was substantially below normal levels primarily as a result of the lower level of sales. The reduction in sales level from the immediately preceding quarters was at a rate greater than the rate of decline in manufacturing costs. Spending for manufacturing labor and overhead was reduced in each of the first quarter periods, but the lower unit sales levels in those quarters resulted in higher costs per unit.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. The operating loss in the first quarter of 1998 increased to $686,000 from $193,000 in the same period in 1997. The operating loss, as a percent of net revenue, of 4.3% in the first quarter of 1998 exceeded that of 1.3% in the same prior year period. Selling, general and administrative expenses ("SG&A") for the quarter increased $1.0 million from $1.9 million in 1997's first quarter to $2.9 million in 1998's first quarter. The increase in

     SG&A primarily resulted from a combination of increased expenses for compensation, recruitment and relocation for senior and key subordinate management positions, expenses in advance of any revenues for the introduction of the Company's two new product lines, the Anthem and the Irizar Century, certain non-recurring restructuring costs of the Company's sales and sales administration processes, and the relocation and start-up of some company-owned sales centers.

              INTEREST EXPENSE. Interest expense of $279,000 in the first quarter of 1998 declined 34.0% from $423,000 for the prior year's comparable quarter. The decrease for the quarter primarily was the net result of a reduction in the amount of interest paid to Ford Motor Credit Corporation ("FMCC") for chassis held under its consignment pool agreement in excess of an initial 90-day noninterest-bearing period in connection with the institution of procedures to better control chassis inventory levels, a reduction in the overall rate of interest paid on borrowings under terms of the revised revolving credit facility established in the third quarter of 1997, and an increase in the average balance outstanding under the facility during the quarter.

     LIQUIDITY AND CAPITAL RESOURCES

              Net cash used in operating activities during the first quarter of 1998 totaled $4.0 million compared with cash provided by operating activities of $720,000 in the comparable 1997 period. A net loss of $586,000, an increase in inventory of $2.8 million, and an increase of accounts receivable of $2.1 million were primarily responsible for the cash used for operating activities during the quarter. The increase in inventory resulted primarily from an increase in used vehicles from the purchase of approximately $2.0 million of vehicles related to 1997 lease defaults and litigation settlements.

              During May 1998, the Company entered into an amendment to its revolving credit facility with its primary bank increasing the amount of the facility to $20 million from $16 million. The three-year unsecured credit facility provides interest rate pricing at spreads over LIBOR that vary based on leverage. Anticipated capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds and through the Company's revolving credit facility. At April 5, 1998, the Company had approximately $14.5 million of borrowings outstanding under the revolving credit facility.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders May 13, 1998 at which the election of the Company's directors was held. D. Michael Walden, Randy B. Stanley, M. Earl Meck, William C. Pitt III, George W. Mathews, Jr., and Patrick L. Flinn were each re-elected as directors with 2,830,894 votes for election of each of the nominees and 13,452 votes withheld as to each the nominees.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The following exhibit is filed with this report.

            Exhibit Number
            --------------
                10.2(b) Amendment to Loan Agreement between Metrotrans
                        Corporation and NationsBank, N.A. dated May 18, 1998.


                27      Financial Data Schedule (for SEC use only).


     (b) No Current Reports on Form 8-K were filed by Company during the quarter ended April 5, 1998.

        SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          METROTRANS CORPORATION
                                                               (Registrant)



     Date: May 19, 1998                         /s/ Richard M. Bruno
                                                --------------------
                                                Richard M. Bruno
                                                Chief Financial and Accounting
                                                Officer
                                                Duly Authorized Officer