Form 10-Q
period 1998-07-05
METROTRANS CORP
filed 1998-08-19
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended July 5, 1998

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
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                          Outstanding at August 10, 1998
--------------------------------            ------------------------------

  Common Stock, $.01 Par Value                     4,084,294 shares

                             METROTRANS CORPORATION

                         Quarterly Report on Form 10-Q
                       FOR THE QUARTER ENDED JULY 5, 1998

                               Table of Contents
                               -----------------

ITEM                                                                 PAGE
NUMBER                                                               NUMBER
------                                                               ------

                         PART I. FINANCIAL INFORMATION

1         Fnancial Statements:

          Consolidated Balance Sheets as of July 5, 1998 and
           December 31, 1997                                             3

          Consolidated Statements of Income for the three and six
           months ended July 5, 1998  and June 29, 1997                  4

          Consolidated Statements of Cash Flows for the six months
           ended July 5, 1998 and June 29, 1997                          5

          Notes to Consolidated Financial Statements                     6

2         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8


                          PART II. OTHER INFORMATION

1         Legal Proceedings                                             11

6         Exhibits and Reports on Form 8-K                              11

          Signature                                                     12

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                             METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                         JULY 5,                DECEMBER 31,
                                                                                           1998                     1997
                                                                                   -----------------         ----------------
                                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
 CASH........................................................................                $    50                  $    50
 Accounts receivable, net of allowance for doubtful
  accounts of $92 and $77 in 1998 and 1997, respectively.....................                 13,291                    9,151
 Current portion of net investment in sales-type leases......................                    738                      877
 Inventories.................................................................                 26,710                   20,932
 Prepaid expenses and other..................................................                  1,373                    1,333
                                                                                   -----------------         ----------------
  Total current assets.......................................................                 42,162                   32,343

PROPERTY, PLANT AND EQUIPMENT, Net...........................................                  7,304                    6,922

NET INVESTMENT IN SALES-TYPE LEASES..........................................                    195                      405

INTANGIBLES..................................................................                    519                      536

DEPOSITS AND OTHER...........................................................                    353                      302
                                                                                   -----------------         ----------------
                                                                                             $50,533                  $40,508
                                                                                   =================         ================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses.......................................                $12,220                  $ 7,726
 Current portion of long-term debt...........................................                  1,442                    1,087
 Customer deposits...........................................................                  1,122                      238
                                                                                   -----------------         ----------------
  Total current liabilities..................................................                 14,784                    9,051
                                                                                   -----------------         ----------------

LONG-TERM DEBT, net of current portion.......................................                 16,018                   11,945
                                                                                   -----------------         ----------------

OTHER NONCURRENT LIABILITIES.................................................                    300                      300
                                                                                   -----------------         ----------------

DEFERRED INCOME TAXES........................................................                    183                      183
                                                                                   -----------------         ----------------
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized.................                      0                        0
 Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,084,294 shares issued and
  outstanding in 1998 and 1997...............................................                     41                       41
 Additional paid-in capital..................................................                 10,577                   10,577
 Deferred compensation.......................................................                   (158)                    (210)
 Retained earnings...........................................................                  8,788                    8,621
                                                                                   -----------------         ----------------
                                                                                              19,248                   19,029
                                                                                   -----------------         ----------------
                                                                                             $50,533                  $40,508
                                                                                   =================         ================

      The accompanying notes are an integral part of these balance sheets.

                             METROTRANS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                         Three Months Ended                          Six Months Ended
                                                -----------------------------------       -------------------------------------
                                                    July 5,              June 29,             July 5,               June 29,
                                                      1998                 1997                 1998                  1997
                                                --------------       --------------       --------------       ----------------

NET REVENUE                                            $22,899              $21,969              $38,917                $36,985

COST OF SALES                                           18,528               17,541               32,324                 30,869
                                                --------------       --------------       --------------       ----------------

   Gross Profit                                          4,371                4,428                6,593                  6,116

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                               2,857                2,849                5,765                  4,730
                                                --------------       --------------       --------------       ----------------

   Operating Income                                      1,514                1,579                  828                  1,386

INTEREST EXPENSE, net                                      275                  370                  554                    792
                                                --------------       --------------       --------------       ----------------

INCOME BEFORE INCOME TAXES                               1,239                1,209                  274                    594

INCOME TAX PROVISION                                       486                  474                  107                    233
                                                --------------       --------------       --------------       ----------------

NET INCOME                                             $   753              $   735              $   167                $   361
                                                ==============       ==============       ==============       ================


NET INCOME PER COMMON SHARE
   BASIC                                               $  0.18              $  0.18              $  0.04                $  0.09
                                                ==============       ==============       ==============       ================
   DILUTED                                             $  0.18              $  0.18              $  0.04                $  0.09
                                                ==============       ==============       ==============       ================

WEIGHTED AVERAGE COMMON SHARES
   BASIC                                                 4,084                4,081                4,084                  4,081
                                                ==============       ==============       ==============       ================
   DILUTED                                               4,121                4,109                4,121                  4,107
                                                ==============       ==============       ==============       ================

        The accompanying notes are an integral part of these statements.

                                           METROTRANS CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                     --------------------------------------
                                                                         JULY 5,                  JUNE 29,
                                                                           1998                     1997
                                                                     -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $   167                  $   361
                                                                     -------------            -------------
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                        351                      309
          Compensation under restricted stock award                             52                       52
          Changes in assets and liabilities:
               Accounts receivable                                          (4,140)                    (771)
               Inventories                                                  (5,778)                  (1,029)
               Other assets                                                    (91)                    (175)
               Accounts payable and accrued expenses                         4,494                    3,054
               Customer deposits                                               884                       88
                                                                     -------------            -------------
                    Total adjustments                                       (4,228)                   1,528
                                                                     -------------            -------------
                    Net cash (used in) provided by
                     operating activities                                   (4,061)                   1,889
                                                                     -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (930)                    (615)
     Net decrease (increase) in property held for lease                        214                      (73)
     Net decrease in investment in sales-type leases                           349                      350
                                                                     -------------            -------------
                    Net cash (used in) investing activities                   (367)                    (338)
                                                                     -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) under line of credit                                       0                     (979)
     Net increase (decrease) in collateralized borrowings                      355                     (259)
     Net borrowing (repayments) of long-term debt                            4,073                     (294)
                                                                     -------------            -------------
                    Net cash provided by (used in)
                     financing activities                                    4,428                   (1,532)
                                                                     -------------            -------------

INCREASE IN CASH                                                                 0                       19
CASH AT BEGINNING OF PERIOD                                                     50                       22
                                                                     -------------            -------------

CASH AT END OF PERIOD                                                      $    50                  $    41
                                                                     =============            =============

CASH PAID FOR INTEREST                                                     $   551                  $   745
                                                                     =============            =============

CASH PAID FOR TAXES                                                        $   122                  $     0
                                                                     =============            =============

        The accompanying notes are an integral part of these statements.

                             METROTRANS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 5, 1998
                                  (UNAUDITED)



1.  Basis of Presentation
    ---------------------

    The financial statements include the accounts of Metrotrans Corporation and Subsidiaries (the "Company"). In February, 1997, the Company formed a wholly owned subsidiary, BUS PRO, Inc., to conduct refurbishment and sale of used coaches. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

     In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Certain reclassifications of 1997 income statement captions have been made to conform with the 1998 presentation. Results presented for the six months ended July 5, 1998 are not necessarily indicative of results that may be expected for the full fiscal year.

2.    Inventories
      -----------
      Inventories consist of (in thousands):


                                           July 5, 1998  December 31, 1997
                                           ------------  -----------------

            Chassis awaiting conversion..       $ 2,832            $ 3,437
            Raw materials................         4,751              4,549
            Work in process..............         2,808              1,524
            Finished goods...............         8,771              6,287
            Used vehicles................         7,548              5,135
                                                -------            -------
                                                $26,710            $20,932
                                                =======            =======


3.  Commitments and Contingencies
    -----------------------------

    The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of July 5, 1998 and December 31, 1997 was $12.1 million and $12.0 million, respectively. During the six months ended July 5, 1998, the Company purchased buses totaling approximately $2.0 million related to 1997 lease defaults and litigation settlements. Purchases to date have been or are expected to be sold to third parties at or above amounts approximating the purchase price.

     The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations.

4.   New Accounting Pronouncements
     -----------------------------

     The Company has no Other Comprehensive Income Items as defined by SFAS No. 130.

     In July 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities. The Company must adopt the provisions of Statement 133 January 1, 2000. The Company has not yet determined the impact of the adoption of Statement 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. Since the introduction of the Classic in 1986, the Company has experienced significant growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993, the Legacy LJ in 1996 and the Anthem(TM) and Irizar Century in 1997.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of total revenue, the relationship of selected items included in the Company's income statement for the periods indicated.


                              Three Months Ended       Six Months Ended
                              ------------------       ----------------
                              July 5,    June 29,      July 5,  June 29,
                               1998        1997         1998      1997
                              ------      ------       ------    ------
Net revenue.................. 100.0%      100.0%       100.0%    100.0%
Cost of sales................  80.9        79.8         83.1      83.5
                              -----       -----        -----     -----
Gross profit.................  19.1        20.2         16.9      16.5
Selling, general and
  administrative expenses....  12.5        13.0         14.8      12.8
                              -----       -----        -----     -----
Operating Income.............   6.6         7.2          2.1       3.7
Interest Expense.............   1.2         1.7          1.4       2.1
                              -----       -----        -----     -----
Income before income taxes...   5.4         5.5          0.7       1.6
Income tax provision.........   2.1         2.2          0.3       0.6
                              -----       -----        -----     -----
Net Income...................   3.3%        3.3%         0.4%      1.0%
                              =====       =====        =====     =====

     NET REVENUE. Net Revenue increased 4.2% to $22.9 million for the three months ended July 5, 1998 from $22.0 million for the comparable prior year period and increased 5.2% during the first six months of 1998 over the same six-month period in 1997 to $38.9 million from $37.0 million. The current quarter growth over the prior year second quarter resulted primarily from the net effect of sales of the newly-introduced full-size Irizar Century motorcoach offset by both a reduction in the unit volume of cutaway and other rear-engine models and by an increase during the current year second quarter in the mix of smaller and lesser-priced models versus the prior year second quarter.

Sales of cutaway models during the current quarter were 261 units totaling $12.4 million compared with 287 units totaling $14.4 million in the same prior year period. Both sales and production of cutaway models were affected by reduced levels of order backlog in the last half of 1997 that continued into the early part of the first quarter of 1998.

Sales of rear-engine models during the current year second quarter were 39 units totaling $6.3 million compared with 34 units totaling $4.1 million during 1997's second quarter and included $3.6 million from the sale of the first 11 units of the full-size Irizar Century motorcoach.

     Production backlog at the end of July, 1998 was approximately $43 million, including approximately $13 million in orders for the new Irizar Century full-size coach, compared with $20 million at the end of the second quarter of 1997. Sales of used buses by the Company's wholly-owned subsidiary, Bus Pro, in 1998's second quarter of $2.9 million were 15.6% above sales for the prior year's second quarter of $2.5 million due to the growth in sales activity during that time and were $5.8 million for the six months ended July 5, 1998, up 58.8% over comparable period year-to-date dales in 1997 of $3.7 million. The increase in year-to-date Bus Pro sales is, in part, a result of the greater capacity and operating efficiency brought about by the business unit's move into its newly-constructed sales, refurbishment and service facility in the first quarter of 1997.

     COST OF SALES AND GROSS PROFIT. Gross profit declined 1.3% in the second quarter of 1998 from $4.4 million in the second quarter of 1997. For the first six months of 1998, gross profit was up 7.8% to $6.6 million from $6.1 million for the same period in 1997. Gross profit as a percent of net revenue was 19.1% during this year's second quarter versus 20.2% in the comparable prior year quarter. Gross profit as a percent of net revenue for the six months ended
July 5, 1998 was 16.9%, up from 16.5% during the same period a year ago.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Operating income in the second quarter of 1998 of $1.5 million was approximately the same as that of the same period in 1997. As a percent of net revenue, operating income of 6.6% in the second quarter of 1998 was below that of 7.2% in the same prior year period. Selling, general and administrative expenses ("SG&A") of $2.9 million for the quarter were approximately the same as that in 1997's second quarter. For the six month periods of 1998 versus 1997, operating income, as a percent of net revenue, fell to 2.1% from 3.8%. The year-to-date increase in SG&A, as a percent of net revenue, primarily resulted from an increase in the overall level of SG&A spending since the first quarter of 1997 and reflects the costs of compensation, recruitment and relocation for senior and key subordinate management positions, expenses toward the development and marketing of new product lines in advance of revenues, and improvements to the store location sales and sales administration processes.

        INTEREST EXPENSE. Interest expense of $275,000 in the second quarter of 1998 declined 25.7% from $370,000 for the prior year's comparable quarter. The decrease for the quarter primarily was the net result of a reduction in the amount of interest paid to Ford Motor Credit Corporation ("FMCC") for chassis held under its consignment pool agreement in excess of an initial 90-day noninterest-bearing period in connection with the institution of procedures to better control chassis inventory levels, a reduction in the overall rate of interest paid on borrowings under terms of the revised revolving credit facility established in the third quarter of 1997, and an increase in the average balance outstanding under the facility during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities during the six months ended July 5, 1998 totaled $4.1 million compared with cash provided by operating activities of $1.9 million in the comparable 1997 period. Increases in accounts receivable and inventory of $4.1 million and $5.8 million, respectively, offset in part by a $4.5 million increase in accounts payable, were primarily responsible for the cash used in operating activities during the period. The increase in inventory resulted primarily from an increase in used vehicles during the first quarter from the purchase of approximately $2.0 million of vehicles related to 1997 lease defaults and litigation settlements and from an increase in the number of Legacy LJ units in the demonstrator vehicle fleet.

        Anticipated capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds and through the Company's $20.0 million revolving credit facility. The three-year unsecured credit facility provides interest rate pricing at spreads over LIBOR that vary based on leverage. At July 5, 1998, the Company had approximately $14.8 million of borrowings outstanding under the revolving credit facility.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

        A third party foreign vendor constructs the Company's newly-introduced full-size Irizar Century motorcoach. Fluctuations in the value of the Spanish Pesedo creates exposure which can adversely affect cost of the bus. The Company attempts to manage its foreign exchange exposure by entering into forward exchange contracts to hedge firm purchase commitments denominated in Pesedos. The Company does not enter into foreign currency forward contracts for spectulative trading purposes.

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

(b) No Current Reports on Form 8-K were filed by Company during the quarter ended July 5, 1998.

          SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      METROTRANS CORPORATION
                                      (Registrant)



     Date: August 19, 1998            /s/ Richard M. Bruno
                                      -------------------------------------
                                      Richard M. Bruno
                                      Chief Financial and Accounting Officer
                                         Duly Authorized Officer