Form 10-Q
period 1998-10-04
METROTRANS CORP
filed 1998-11-23
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                For the Quarterly Period Ended October 4, 1998

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the Transition Period from        to
                                               ------    ------

                        Commission File Number 0-23808

                            METROTRANS CORPORATION
            (Exact name of Registrant as specified in its charter)

        GEORGIA                                                   58-1393777
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

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              Class                             Outstanding at November 18, 1998
--------------------------------------          --------------------------------
     Common Stock, $.01 Par Value                        4,098,044 shares

                            METROTRANS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 4, 1998

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
------                                                                    ------

                         PART I. FINANCIAL INFORMATION

1.    Financial Statements:

      Consolidated Balance Sheets as of October 4, 1998 and
      December 31, 1997..............................................         3

      Consolidated Statements of Income for the three and nine months
      ended October 4, 1998 and September 28, 1997...................         4

      Consolidated Statements of Cash Flows for the nine months ended
      October 4, 1998 and September 28, 1997.........................         5

      Notes to Consolidated Financial Statements.....................         6

2.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations......................................         8

3.    Quantitative and Qualitative Disclosures about Market Risk.....        13


                          PART II.  OTHER INFORMATION

1.    Legal Proceedings..............................................        14

3.    Defaults Upon Senior Securities................................        14

5.    Other Information..............................................        15

6.    Exhibits and Reports on Form 8-K...............................        16

      Signature......................................................        17

      Index of Exhibits..............................................        18

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                            METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  OCTOBER 4,     DECEMBER 31,
                                                                    1998             1997
                                                                  ----------     -----------
                                                                 (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
 Cash............................................................  $     0       $    50
 Accounts receivable, net of allowance for doubtful
  accounts of $74 and $77 in 1998 and 1997, respectively.........   14,458         9,151
 Current portion of net investment in sales-type leases..........      296           877
 Inventories.....................................................   31,456        20,932
 Prepaid expenses and other......................................    1,482         1,333
                                                                   -------       -------
  Total current assets...........................................   47,692        32,343

PROPERTY, PLANT AND EQUIPMENT, net...............................    8,283         6,922

NET INVESTMENT IN SALES-TYPE LEASES..............................      156           405

INTANGIBLES......................................................      510           536

DEPOSITS AND OTHER...............................................      334           302
                                                                   -------       -------
                                                                   $56,975       $40,508
                                                                   =======       =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses...........................  $ 16,895       $ 7,726
 Current portion of long-term debt...............................    19,121         1,087
 Customer deposits...............................................     1,367           238
                                                                    -------       -------
  Total current liabilities......................................    37,383         9,051
                                                                   --------       -------

LONG-TERM DEBT, net of current portion...........................     1,636        11,945
                                                                   --------       -------

OTHER NONCURRENT LIABILITIES.....................................      300           300
                                                                   -------       -------

DEFERRED INCOME TAXES............................................      183           183
                                                                   -------       -------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized.....        0             0
 Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,085,544 and 4,084,294 shares issued and
  outstanding in 1998 and 1997, respectively.....................       41            41
 Additional paid-in capital......................................   10,586        10,577
 Deferred compensation...........................................     (131)         (210)
 Retained earnings...............................................    6,977         8,621
                                                                   -------       -------
                                                                    17,473        19,029
                                                                   -------       -------
                                                                   $56,975       $40,508
                                                                   =======       =======

      The accompanying notes are an integral part of these balance sheets.

                            METROTRANS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                   ---------------------------     ---------------------------
                                   OCTOBER 4,    SEPTEMBER 28,     OCTOBER 4,    SEPTEMBER 28,
                                      1998           1997             1998           1997
                                   --------        -------           -------       -------
NET REVENUE                         $20,282        $21,731           $59,199       $58,716

COST OF SALES                        18,835         17,482            51,159        48,351
                                   --------        -------           -------       -------

   Gross Profit                       1,447          4,249             8,040        10,365

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES            4,063          2,426             9,828         7,156
                                   --------        -------           -------       -------

   Operating (Loss) Income           (2,616)         1,823            (1,788)        3,209

INTEREST EXPENSE, net                   365            256               919         1,048
                                   --------        -------           -------       -------

(LOSS) INCOME BEFORE
   INCOME TAXES                      (2,981)         1,567            (2,707)        2,161

INCOME TAX (BENEFIT)
   PROVISION                         (1,170)           615            (1,063)          848
                                   --------        -------           -------       -------

NET (LOSS) INCOME                   $(1,811)       $   952           $(1,644)      $ 1,313
                                   ========        =======           =======       =======


NET (LOSS) INCOME PER SHARE
   - BASIC                          $ (0.44)       $  0.23           $ (0.40)      $  0.32
                                   ========        =======           =======       =======

   - DILUTED                        $ (0.44)       $  0.23           $ (0.40)      $  0.32
                                   ========        =======           =======       =======

WEIGHTED AVERAGE SHARES
   OUTSTANDING
   - BASIC                            4,085          4,083             4,084         4,082
                                   ========        =======           =======       =======

   - DILUTED                          4,085          4,109             4,084         4,111
                                   ========        =======           =======       =======

        The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                    ------------------------------
                                                                    OCTOBER 4,       SEPTEMBER 28,
                                                                       1998              1997
                                                                    --------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                   $ (1,644)          $ 1,313
Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
          Depreciation and amortization                                  492               499
          Compensation under restricted stock award                       79                78
          Changes in assets and liabilities:
               Accounts receivable                                    (5,307)           (1,334)
               Inventories                                           (10,524)           (2,393)
               Other assets                                             (181)              176
               Accounts payable and accrued expenses                   9,169             1,443
               Customer deposits                                       1,129               (44)
                                                                    --------           -------
                    Total adjustments                                 (5,143)           (1,575)
                                                                    --------           -------
                    Net cash used in operating activities             (6,787)             (262)

                                                                    --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (1,852)           (1,476)
     Net decrease in property held for lease                              25                64
     Net decrease in investment in sales-type leases                     830               553
                                                                    --------           -------
                    Net cash used in investing activities               (997)             (859)
                                                                    --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) under line of credit                                 0            (7,297)
     Net (decrease) in collateralized borrowings                        (711)                0
     Net borrowing of long-term debt                                   8,436             9,050
     Net proceeds from issuance of common stock                            9                 0
                                                                    --------           -------
                    Net cash provided by financing
                     activities                                        7,734             1,753
                                                                    --------           -------

(DECREASE) INCREASE IN CASH                                              (50)              632

CASH AT BEGINNING OF PERIOD                                               50                22
                                                                    --------           -------
CASH AT END OF PERIOD                                               $      0           $   654
                                                                    ========           =======

CASH PAID FOR INTEREST                                              $    845           $ 1,032
                                                                    ========           =======

CASH PAID FOR TAXES                                                 $      0           $    88
                                                                    ========           =======

       The accompanying notes are an integral part of these statements.

                            METROTRANS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 4, 1998
                                  (UNAUDITED)

1.  Basis of Presentation
    ---------------------

    The financial statements include the accounts of Metrotrans Corporation and Subsidiaries (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

    In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Results presented for the three-month and nine-month periods ended October 4, 1998, are not necessarily indicative of results that may be expected for the full fiscal year.

2.  Inventories
    -----------

    Inventories consist of (in thousands):

                                       October 4, 1998   December 31, 1997
                                       ---------------   -----------------

    Chassis awaiting conversion..          $ 2,778            $ 3,437
    Raw materials................            5,484              4,549
    Work in process..............            3,878              1,524
    Finished goods...............           12,019              6,287
    Used vehicles................            7,297              5,135
                                           -------            -------
                                           $31,456            $20,932
                                           =======            =======

3.  Commitments and Contingencies
    -----------------------------

    The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of October 4, 1998 and December 31, 1997 was $13.6 million and $12.0 million, respectively. During the nine months ended October 4, 1998, the Company purchased buses totaling approximately $2.0 million related to 1997 lease defaults and litigation settlements. Purchases to date have been or are expected to be sold to third parties for amounts approximating the purchase price.

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

4.  New Accounting Pronouncements
    -----------------------------

    The Company has no Other Comprehensive Income Items as defined by SFAS No. 130.

    In July 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities". The Company must adopt the provisions of SFAS No. 133 January 1, 2000. The Company has not yet determined the impact of the adoption of SFAS No. 133.

    In 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company must adopt the provisions of SFAS No. 131 December 31, 1998. The Company believes the application of SFAS No. 131 will not significantly affect its financial statement disclosures.



5.  Long-Term Debt
    --------------

    As a result of the third quarter loss, the Company was not in compliance with certain financial covenants contained in its unsecured credit facility. The Company is in discussions with its lender seeking a waiver of the non-compliance and a forbearance of the lender's rights and remedies under the credit facility with respect to the non-compliance. Unless the Company obtains the waiver and forbearance agreement, the lender will be entitled to exercise its rights and remedies under the credit facility which include ceasing additional advances under the credit facility and/or demanding payment in full of the outstanding borrowings under the credit facility. If the lender were to take any of these actions, the Company's operations and financial condition will be materially and adversely affected unless it is able to secure new third party financing under terms and conditions reasonably satisfactory to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Act of 1995 provides for the use of cautionary statements. Disclosures provided in this Report contain forward looking statements concerning among other things, production issues and year 2000 issues.

    Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to the following: changes in price and demand for the Company's products; the effects of competition; changes in accounting policies and practices; inability to accurately estimate costs to achieve year 2000 issues; inability to obtain raw materials particularly chassis, on a timely and cost effective basis; inability to complete implementation of a manufacturing cost accounting system; and other related matters.

OVERVIEW

    The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. Since the introduction of the Classic(R) in 1986, the Company has experienced significant growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993, the Legacy LJ by Metrotrans(TM) in 1996 the Anthem(TM) in 1997 and the Classic XLT(TM) in 1998. Metrotrans began exclusive marketing of the Irizar Century in 1997 with the first deliveries occurring in the second quarter of 1998.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net revenue, the relationship of selected items included in the Company's income statement for the periods indicated.

                                 Three Months Ended      Nine Months Ended
                                 ------------------      -----------------
                                  Oct.4,  Sept.28,      Oct.4,   Sept.28,
                                   1998     1997         1998      1997
                                  -----    -----        -----     -----
    Net revenue.................  100.0 %  100.0%       100.0 %   100.0%
    Cost of sales...............   92.9     80.4         86.4      82.3
                                  -----    -----        -----     -----

    Gross profit................    7.1     19.6         13.6      17.7
    Selling, general and
     administrative expenses....   20.0     11.2         16.6      12.2
                                  -----    -----        -----     -----

    Operating (loss) income.....  (12.9)     8.4         (3.0)      5.5
    Interest expense............    1.8      1.2          1.6       1.8
                                  -----    -----        -----     -----
    (Loss) income before
     income taxes...............  (14.7)     7.2         (4.6)      3.7
    Income tax (benefit)
     provision..................   (5.8)     2.8         (1.8)      1.4
                                  -----    -----        -----     -----

    Net (loss) income...........   (8.9)%    4.4%        (2.8)%     2.3%
                                  =====    =====        =====     =====

    NET REVENUE. Net revenue decreased 6.7% to $20.3 million for the three months ended October 4, 1998 from $21.7 million for the comparable prior year period and increased 0.8% during the first nine months of 1998 over the same nine-month period in 1997 to $59.2 million from $58.7 million. The decrease in net revenue for the 1998 quarter over the prior year third quarter resulted primarily from the inability of the Company to build and ship orders in the backlog. Work in process was at an all time high of approximately $3.9 million at October 4, 1998, resulting from the inability to timely resolve normal production related problems, and provide efficient throughput. The increase in net revenue for the first nine months of 1998 compared to the first nine months of 1997 resulted primarily from sales of the full-size Irizar Century motorcoach introduced in the second quarter of 1998. The increase for the nine-month period was offset by both a reduction in the unit volume of cutaway and other rear-engine models and by an increase during the current year third quarter in the mix of smaller and lesser-priced models versus the prior year third quarter.

    Sales of cutaway models during the third quarter of 1998 were 221 units totaling $11.1 million compared with 282 units totaling $13.7 million in the same prior year period. The reduced sales are attributable to the production issues referred to above. Sales of cutaway models during the first nine months of 1998 were 673 units totaling $33.3 million compared with 763 units totaling $37.9 million in the first nine months of 1997.

    Sales of rear-engine models during the third quarter were 38 units totaling $5.8 million compared with 53 units totaling $5.1 million during the third quarter of 1997 and included $2.8 million from the sale of 8 units of the full-size Irizar Century motorcoach. Sales of rear engine models during the first nine months of 1998 were 96 units totaling $14.5 million, including 19 units of the Irizar Century, as compared to 115 units totaling $12.7 million in the first nine months of 1997. Sales of rear engine units manufactured by the Company were adversely affected by the inability of Spartan Motors, currently the Company's sole source vendor of rear engine chassis, to deliver units in accordance with the agreed delivery schedule.

    Production backlog at October 4, 1998 was approximately $38 million, including approximately $12 million in orders for the new Irizar Century full-size coach, compared with $16 million at the end of the third quarter of 1997. Sales of used buses by the Company's wholly-owned subsidiary, Bus Pro, in the third quarter of 1998 of $1.7 million were 15.0% below sales for the third quarter of 1997 of $2.0 million due to the change of Bus Pro's management information system to software more compatible with the processing of data necessary for capturing refurbishment costs for used vehicles. Due to these changes management had less time to focus on Bus Pro's selling efforts. Bus Pro orders have returned to traditional levels the first month of the fourth quarter. Sales of used buses by Bus Pro were $7.5 million for the nine months ended October 4, 1998, up 32.2% over comparable period year-to-date sales in 1997 of $5.7 million. The increase in year-to-date Bus Pro sales is, in part, a result of the greater capacity and operating efficiency brought about by the business unit's move to its newly-constructed sales, refurbishment and service facility in 1997.

    COST OF SALES AND GROSS PROFIT. Cost of sales increased 7.7% in the third quarter of 1998 to $18.8 million from $17.5 in the third quarter of 1997. Cost of sales increased 5.8% in the first nine months of 1998 to $51.2 million from $48.4 million in the first nine months of 1997. Cost of sales in the third quarter was adversely affected by production delays, an increase in labor costs, abnormal materials costs and higher than normal plant overhead. Labor costs in the third quarter of $1.8 million versus $1.5 million for the prior year quarter resulted from a higher headcount, a four-percent increase in hourly wage rate and more frequent use of overtime than in previous quarters. This increase in labor costs combined with lower sales had a dramatic impact on cost of sales. Materials costs increased from 30.6% of sales to 34.9% of sales as a result of price increases awarded numerous key vendors and inefficiencies created by a change of key personnel in the purchasing and materials control areas without implementation of succession planning and specialized training. Plant overhead increased 40% from $1.0 million to $1.4 million due to increased headcount in engineering, plant maintenance and plant supervisory personnel. Also included in the plant overhead was extensive training necessary for the conversion of engineering design software from Auto-cad to the Pro E three-dimensional solid modeling system.

    For the foregoing reasons, the Company's gross profit decreased 65.9% to $1.4 million for the quarter ended October 4, 1998 from $4.2 million for the comparable period in 1997. The Company's gross profit for the first nine months of 1998 decreased 22.4% to $8.0 million from $10.4 million for the first nine months of 1997. Gross profit as a percent of net revenue was 7.1% during the third quarter of 1998 versus 19.6% in the third quarter of 1997. Gross profit, as a percent of net revenue for the nine months ended October 4, 1998 was 13.6%, down from 17.7% during the first nine months of 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND OPERATING INCOME. Selling, general and administrative expenses ("SG&A") increased 67.5% to $4.0 million in the third quarter of 1998 from $2.4 million in the third quarter of 1997. SG&A increased 37.3% in the first nine months of 1998 to $9.8 million from $7.2 million in the first nine months of 1997. SG&A as a percentage of net revenue increased to 20.0% and 16.6% in the third quarter and first nine months of 1998, respectively, from 11.2% and 12.2%. Increases in SG&A were due primarily to increased legal expenses, abnormal expenditures for advertising , promotion and sales software, abnormal travel expenses, signing bonuses and relocation expenses for secondary level managers and costs related to the new position of Chief Operating Officer.

    The Company had an operating loss of $2.6 million for the third quarter of 1998 as compared to operating income of $1.8 million in the third quarter of 1997. The Company had an operating loss of $1.8 million for the first nine months of 1998 as compared to the operating income of $3.2 million in the first nine months of 1997.

    INTEREST EXPENSE. Interest expense of $365,000 in the third quarter of 1998 increased 42.6% from $256,000 for the third quarter of 1997. The increase for the quarter primarily was the net result of an increase in the average balance outstanding under the Company's revolving credit facility during the quarter resulting from higher inventory levels and higher accounts receivable partially offset by a reduction in the amount of interest paid to Ford Motor Credit Corporation for chassis held under the consignment pool agreement in excess of an initial 90-day non-interest bearing period resulting from the institution of procedures to better control chassis inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities during the nine months ended October 4, 1998 totaled $6.8 million compared with cash used in operating activities of $0.3 million in the comparable period in 1997. Increases in accounts receivable and inventory of $5.3 million and $10.5 million, respectively, offset in part by a $9.2 million increase in accounts payable, were primarily responsible for the cash used in operating activities during the period. The increase in inventory resulted primarily from an increase in finished goods and inventory related to Irizar sales and production, an increase in work in process, an increase in used coach inventory related to 1997 lease defaults and litigation settlements, and an increase in Legacy LJ by Metrotrans demonstrator units. The increases in inventory levels and in accounts receivable have caused the Company to draw down substantially all of the available limit on its line of credit. The Company has initiated steps to reduce inventory levels and to accelerate the collection of accounts receivable.

    In the first half of November 1998, the Company took positive steps to immediately reduce overhead by an annualized amount in excess of $3.5 million.

    Anticipated capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds and through the Company's $20.0 million revolving credit facility. The three-year unsecured credit facility provides interest rate pricing at spreads over LIBOR that vary based on leverage. At October 4, 1998, the Company had approximately $18.7 million of borrowings outstanding under the revolving credit facility. Additionally, in accordance with an agreement dated August 21, 1998, between Mayflower Corporation plc and the Company, an unsecured credit facility of $15.0 million is available to the Company for working capital and capital asset expenditures; $4.5 million of this facility is scheduled for use in the Company's 1998 fiscal year.

    As a result of the third quarter loss, the Company was not in compliance with certain financial covenants contained in its unsecured credit facility. The Company is in discussions with its lender seeking a waiver of the non-compliance and a forbearance of the lender's rights and remedies under the credit facility with respect to the non-compliance. Unless the Company obtains the waiver and forbearance agreement, the lender will be entitled to exercise its rights and remedies under the credit facility which include ceasing additional advances under the credit facility and/or demanding payment in full of the outstanding borrowings under the credit facility. If the lender were to take any of these actions, the Company's operations and financial condition will be materially and adversely affected unless it is able to secure new third party financing under terms and conditions reasonably satisfactory to the Company.

    YEAR 2000 ISSUES. Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures; (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company's manufacturing and distribution operations are not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. The Company has developed a plan to modify its information technology for the year 2000. During the past two years, the Company has implemented a program designed to update its information systems. Although the implementation of the program primarily is intended to provide better operating systems and accounting, inventory and production controls, the Company has been aware of the year 2000 issues in its selection of hardware and software. The third party vendors that have supplied new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company has experienced delays in the implementation and integration of the new systems; however, the Company anticipates that the new systems will be operational prior to December 31, 1999. The Company also is conducting a review of other systems, which will be substantially completed by March 31, 1999, at a cost not material to its business, financial condition, or results of operations. As of October 4, 1998, the Company anticipates it will incur up to $50,000 in replacing and converting the Company's data processing and management information systems. The amount may increase as additional information is obtained to complete the replacement and conversion process.

    The Company believes that its most reasonably likely worst case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e. g. electricity supply, water and sewer service), telecommunications, transportation supply chains and suppliers of materials. While the Company is taking steps that it believes to be reasonable and prudent to assess the year 2000 readiness of third parties with whom the Company does business, the failure of any of these third parties to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. Readers are cautioned that forward-looking statements contained in this year 2000 update should be read in conjunction with the Company's disclosures regarding forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

    A third party foreign vendor constructs the Company's newly introduced full-size Irizar Century motorcoach. Fluctuations in the value of the Spanish Peseta create exposure which can adversely affect the cost of the bus. The Company attempts to manage its foreign exchange exposure by entering into forward exchange contracts to hedge firm purchase commitments denominated in Pesetas. The Company does not enter into foreign currency forward contracts for speculative trading purposes.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    The Company is involved in certain other legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    As a result of the third quarter loss, the Company was not in compliance with certain financial covenants in its unsecured credit facility. The Company currently is in discussions with its lender seeking a waiver of the non-compliance and a forbearance of rights and remedies under the credit facility with respect to the non-compliance. Unless the Company obtains the waiver and forbearance agreement the lender will be entitled to exercise its rights and remedies under the credit facility which include ceasing additional advances under the credit facility and/or demanding payment in full of the outstanding borrowings under the credit facility. If the lender were to take any of these actions, the Company's operations and financial condition will be materially and adversely affected unless it is able to secure new third party financing under terms and conditions reasonably satisfactory to the Company.

ITEM 5.   OTHER INFORMATION

Recent Events
-------------

    On November 18, 1998, the Company gave notice of termination of Jerry J. Schweiner's employment as the President and Chief Operating Officer of the Company.

    In an unrelated event in early September 1998, Richard M. Bruno delivered his resignation as the Chief Financial Officer, Treasurer and Secretary of the Company effective September 30, 1998. There were no disputes with Mr. Bruno who resigned to pursue opportunities closer to his residence.

Shareholders' Proposals for Presentation at the 1999 Annual Meeting
-------------------------------------------------------------------

    The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act of 1934, as amended, including Rule 14a-4 and Rule 14a-5. Shareholders are entitled to submit proposals on matters appropriate for shareholder action consistent with the rules and regulations of the Securities and Exchange Commission and with the Company's Bylaws.

    Shareholders who wish to present business at the 1999 Annual Meeting of Shareholders (1999 Annual Meeting) are required to provide notice to the Corporate Secretary of their intent to do so on or before December 25, 1998, and such notice must provide the information set forth in the Company's Amended and Restated Bylaws. A copy of the Bylaw requirements will be provided upon written request to the Corporate Secretary, Metrotrans Corporation, 777 Greenbelt Parkway, Griffin, Georgia 30223. This deadline applies to all shareholder proposals sought to be considered at the 1999 Annual Meeting (including those sought to be included in the Proxy Statement for the 1999 Annual Meeting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

    3.1   Amended and Restated Bylaws of the Registrant.

    10.1 Second Amendment to Loan Agreement dated as of August 21, 1998, by and between Metrotrans Corporation and NationsBank, N.A.

    10.2 Third Amendment to Loan Agreement dated as of September 15, 1998, by and between Metrotrans Corporation and NationsBank, N.A.

(b) The Company filed the following Current Reports on Form 8-K during the Quarter ended October 4, 1998:

    1) Current Report on Form 8-K dated August 25, 1998 with respect to the execution of the Agreement (the "Mayflower Agreement") dated August 21, 1998, between Mayflower Corporation plc ("Mayflower"), Mayflower (U.S. Holdings), Inc., the Company, D. Michael Walden, Terri B. Hobbs, M. Earl Meck and Randy B. Stanley, pursuant to which, among other things, Mayflower agreed to purchase from M. Earl Meck and Randy B. Stanley all of their shares of Metrotrans Common Stock at a purchase price of $15.00 per share and to loan to the Company up to $15 million.

    2) Current Report on Form 8-K dated September 28, 1998 with respect to the consummation of the transactions contemplated by the Mayflower Agreement.

                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METROTRANS CORPORATION
                                        (Registrant)


Date: November 23, 1998                 /s/ D. Michael Walden
                                        ---------------------------------
                                        D. Michael Walden
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Duly Authorized Officer)

                                 INDEX OF EXHIBITS

EXHIBIT NO.
-----------

    3.1   Amended and Restated Bylaws of the Registrant.

    10.1 Second Amendment to Loan Agreement dated as of August 21, 1998, by and between Metrotrans Corporation and NationsBank, N.A.

    10.2 Third Amendment to Loan Agreement dated as of September 15, 1998, by and between Metrotrans Corporation and NationsBank, N.A.