Form 10-Q/A
period 1998-10-04
METROTRANS CORP
filed 1998-12-07
CIK 920464

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A

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

                                 (404) 229-5995
              (Registrant's telephone number, including area code)

                                _______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x     No
                                               -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                           Outstanding at November 18, 1998
-----------------------------              --------------------------------

Common Stock, $.01 Par Value                       4,098,044 shares

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this report:

     27   Financial Data Schedule.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METROTRANS CORPORATION
                              (Registrant)



Date: December 4, 1998        /s/ D. Michael Walden
                              -----------------------------------------------
                              D. Michael Walden
                              Chairman of the Board and Chief Executive Officer
                              (Duly Authorized Officer)

                               INDEX OF EXHIBITS


EXHIBIT NO.
-----------

     27          Financial Data Schedule.