Form 10-K405
period 1998-12-31
METROTRANS CORP
filed 1999-04-15
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ___ to ___

                         Commission file number 0-23808

                             METROTRANS CORPORATION
              (Exact name of Company as specified in its charter)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ____
                                        -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

The aggregate market value of the Company's outstanding Common Stock held by non-affiliates of the Company on March 31, 1999 was $ 4,414,862. There were 4,129,737 shares of Common Stock outstanding as of March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of
     Stockholders are incorporated by reference in Parts I and III hereof. Pursuant to General Instruction G (3) of Form 10-K, the Registrant
   will file the definitive Proxy Statement with the Securities and Exchange
                   Commission no later than April 30, 1999.

                             METROTRANS CORPORATION
                           Annual Report On Form 10-K
                  For the Fiscal Year Ended December 31, 1998

                               Table of Contents
                               -----------------
Item                                                                    Page
Number                                                                  Number
------                                                                  ------


                                     PART I

1.    Business............................................................  3

2.    Properties.......................................................... 16

3.    Legal Proceedings................................................... 16

4.    Submission of Matters to a Vote of Security Holders................. 17

4A.    Executive Officers of the Company.................................. 17

                                    PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
          Matters......................................................... 18

6.     Selected Financial Data............................................ 20

7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 21

7A.    Quantitative and Qualitative Disclosures About Market Risk......... 30

8.     Financial Statements and Supplementary Data........................ 31

9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 31

                                    PART III

10.    Directors and Executive Officers of the Registrant................. 31

11.    Executive Compensation............................................. 31

12.    Security Ownership of Certain Beneficial Owners and Management..... 32

13.    Certain Relationships and Related Transactions..................... 32

                                    PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 32

SIGNATURES................................................................ 35
INDEX OF EXHIBITS......................................................... 36
INDEX OF FINANCIAL STATEMENTS.............................................F-1

                                     PART I

ITEM 1. BUSINESS
----------------

Forward-looking statements

     In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond Metrotrans Corporation's control. Among other things, these risks and uncertainties include: the availability of third party lending on terms favorable to the company; changes in price and demand for the company's products; the ability of Metrotrans Corporation to attract and retain qualified management, manufacturing and sales personnel; the ability to control manufacturing costs; the effects of competition; changes in accounting policies and practices; the ability of Metrotrans Corporation, its vendors, suppliers and customers to be Year 2000 compliant; the ability to complete the implementation of a manufacturing cost accounting system; and, the ability to obtain chassis on a timely basis on terms acceptable to the company. Forward-looking statements may also be made in Metrotrans Corporation's other reports filed under the Exchange Act, press releases, and other documents; as well as by management in oral statements. Metrotrans Corporation undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for Metrotrans Corporation to predict all of such factors. Further, Metrotrans Corporation cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. Metrotrans Corporation refers readers to the information set forth under the captions "Item 1. Business", "Item 3. Legal Proceedings" and "Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, for a more complete discussion of certain risk factors.

Overview

     Metrotrans Corporation (the "Company") is a manufacturer and distributor of a range of shuttle, mid-size, and full-size touring buses designed for use primarily by image conscious commercial enterprises. The Company's principal manufactured products are it's Classic line of shuttle and mid-size touring buses, the Eurotrans line of mid-size coaches and its Legacy LJ by Metrotrans line of mid-size coaches, positioned between the Classic and Eurotrans lines. The Anthem is an integral semi-monocoque constructed coach designed for a niche market between the Eurotrans XLT and the Irizar Century. The Anthem is standard with many of the features that attract the full-size coach buyer at a moderate price in comparison to the full-size 45-foot coach. The Company is the exclusive North American distributor of a line of full-size motorcoaches, the Century manufactured by Irizar S. Coop. in Spain but marketed and distributed by the Company in the United States. The Company's products are targeted at distinct markets, including tour and charter companies, hotels, automobile rental companies, airport ground transportation companies, parking lot operators, medical and retirement facilities, intra-city and rural transit operators, and churches. The Company's customers include ATE Management and Service Company, Inc. (a wholly-owned subsidiary of Ryder Systems, Inc.), Budget Rent-A-Car Corp., Alamo Rent-A-Car, Inc., Hyatt Hotels Corp., Marriott Hotels Inc., Dollar Rent-A-Car, Holiday Management, Inc., Allright Parking, Pritzker Group, Essex Group Management and Emeritus Corporation.

     The Company markets its products in the United States primarily through a number of Company operated sales centers located in 11 states. The Company also markets its products internationally on a limited basis primarily from its headquarters in Griffin, Georgia. See "Sales and Marketing" below.

     The Company introduced the Classic in 1986. The Company's product offering has been enhanced by the introduction of the Eurotrans line in 1990, the Eurotrans XLT and the Classic II in late 1992, the Classic Commuter in late 1993, the Legacy LJ by Metrotrans in 1996, the Anthem in 1997 and the Classic XLT in 1998. The Company announced the addition of the Irizar Century exclusive marketing and distribution agreement in late 1997 with the first deliveries occurring in 1998.

     The Company manufactures its products in Griffin, Georgia in a facility built and occupied in 1992. During 1998, the Company manufactured an average of approximately 16 Classics, Classic IIs and Classic XLTs, one to two Eurotrans and Eurotrans XLTs and one to two Legacy LJ by Metrotrans per week. The Company manufactured two Anthems in 1998, however the processes and equipment required for steady high-quality output has necessitated further evaluation of the production process capabilities on the Anthem line. The Company currently is evaluating alternatives for the production of the Anthem, including production by a foreign or other third party manufacturer. The Company estimates existing capacity in its present facilities to manufacture up to six buses per day while maintaining it's current one-shift operation. Substantially all of the buses and coaches manufactured by the Company are based on firm customer orders received in advance of production.

     The Company was incorporated in 1982. During the period from 1982 until the introduction of the Classic in 1986, the Company marketed the Metrotrans, a mid-size bus designed by the Company but manufactured on a private label basis by a third party manufacturer, as well as another mid-size bus product manufactured by a large manufacturer of recreational vehicles.

     Historically, the buyers of the Company's products have obtained financing through independent third-party lenders or lessors under various arrangements. In some cases, the Company has provided credit enhancements to the lessor in order to facilitate the sale of its buses.

     The Company incorporated a wholly-owned subsidiary, Bus Pro, Inc. ("Bus Pro"), in February 1997 for the purpose of operating its used coach division. Bus Pro refurbishes and re-markets to various secondary markets used buses received by the Company through trade-ins related to new bus sales and purchased under terminating lease agreements.

Recent Developments

     On September 15, 1998, The Mayflower Corporation plc, a corporation organized under the laws of the United Kingdom ("Mayflower"), purchased from M. Earl Meck and Randolph B. Stanley, each of whom were non-management directors of the Company, an aggregate of 1,650,400 shares (the "Shares") of Common Stock of the Company ("Common Stock") at a purchase price of $15.00 per share (or an aggregate of $24,756,000) pursuant to an Agreement dated as of August 21, 1998 (the "Mayflower Agreement"), between Mayflower, Mayflower (U.S. Holdings), Inc., the Company, D. Michael Walden, Terri B. Hobbs, M. Earl Meck and Randolph B. Stanley. As a result of the transaction, Mayflower acquired 40.4% of the outstanding Common Stock of the Company. It is the Company's understanding, based solely upon statements made by Mayflower in its Schedule 13D filed with the Securities and Exchange Commission on September 24, 1998, with respect to its acquisition of the Shares, that, other than the Shares, Mayflower does not own any other shares of Common Stock and the source of funds Mayflower used to purchase the Shares was from available working capital of Mayflower. At the time of the Mayflower Agreement, Mr. Walden was Chairman of the Board and Chief Executive Officer of the Company and Ms. Hobbs was Deputy Chief Executive Officer of the Company. Pursuant to the Mayflower Agreement, Mr. Meck and Mr. Stanley resigned as directors of the Company effective as of September 15, 1998.

     The Mayflower Agreement also provided, among other things, for the following:

 .     The Board of Directors of the Company will be expanded from six to eight directors consisting of five directors selected by the current directors of the Company and three directors designated by Mayflower. Mr. Walden will continue as Chairman of the Board and Chief Executive Officer of the Company.

 .     Mayflower, Mr. Walden and Ms. Hobbs agreed to vote their shares of Common
      Stock to maintain the composition and membership of the Board of Directors of the Company as provided above.

 .     Mayflower agreed to vote its shares of Common Stock in accordance with the vote of the majority of the Board of Directors of the Company with respect to all matters presented to a vote of the stockholders; provided that Mayflower may vote its shares of Common Stock as it shall determine in connection with certain matters set forth in the Mayflower Agreement, should any such matter be presented to a vote of stockholders.

 .     Mayflower agreed to loan to the Company up to $15 million (the "Loan") for a term of 5 years which will be used by the Company for working capital and to finance capital expenditures. If Mr. Walden exercises his Put (as defined below) or Mayflower exercises its Call (as defined below), Mayflower will have the right at anytime thereafter to convert the outstanding principal, interest, fees and other amounts owing under the Loan into shares of Common Stock. The price per share for such conversion will be the average of the closing bid and asked price for the Common
      Stock reported by the Nasdaq National Market (or other exchange or quotation system on which the Common Stock is then traded) for the 20 trading days immediately prior to the date of the exercise of the conversion right or, if the Common Stock is not then traded on an exchange, the appraised value determined by an independent appraiser. The terms of the Loan are set forth in a Loan Agreement dated as of August 21, 1998 (the "Loan Agreement"), a copy of which is filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 25, 1998, and is incorporated herein by reference.

 .     Mr. Walden and Ms. Hobbs shall have the right (the "Put"), commencing
      December 31, 2000 and expiring 45 days after results of operation are published by the Company for the period ending December 31, 2002 (the "Option Term"), to tender all of either of their shares of Common Stock to Mayflower at a price equal to the average of the closing bid and asked prices reported on the NASDAQ National Market for the 20 trading days immediately prior to the date that notice of intent to exercise the Put is given; provided that in no event will the purchase price per share exceed $40.00 per share, and provided further that the purchase price per share shall be no less than $10.00 per share for the period from December 31, 2000 to December 31, 2001; no less than $12.50 per share for the period from January 1, 2002 to September 30, 2002; and no less than $15.00 per share for the period from October 1, 2002 to December 31, 2002. As of the date of the Mayflower Agreement, Mr. Walden beneficially owned 843,950 shares (20.6%) of Common Stock (including vested options to purchase 18,750 shares of Common Stock) (the "Walden Shares") and Ms. Hobbs beneficially owned 70,200 shares (1.7%) of Common Stock (including vested options to purchase 18,750 shares of Common Stock, 12,500 restricted shares that are subject to forfeiture upon certain circumstances and 450 shares owned by her spouse (which shares are excluded from the Mayflower Agreement)) (the "Hobbs Shares").

 .     In the event that the Option Term expires without Mr. Walden and Ms.
      Hobbs, or either of them, having exercised the Put or under certain other circumstances, Mayflower shall have the right to purchase (the "Call"), at any time prior to December 31, 2004, all of the Walden Shares and the Hobbs Shares at a purchase price of $15.00 per share.

 .     Until such time as Mr. Walden has exercised his Put, Mayflower has exercised its Call with respect to the Walden Shares, or the Option Term has expired, whichever occurs first (the "Standstill Period"), (i) Mayflower agreed not to directly or indirectly sell or purchase, contract to sell or purchase, obtain a right to purchase or sell or otherwise acquire or sell any shares of Common Stock and (ii) each of Mr. Walden and Ms. Hobbs covenanted and agreed that he or she will not (A) except with respect to certain shares of Common Stock owned by Ms. Hobbs, offer for sale, sell, transfer (including by way of gift), tender, pledge, encumber or otherwise subject to a lien, assign or otherwise dispose of, or enter into any contract or other arrangement or understanding with respect to or consent to the offer for sale, sale, transfer, tender, pledge, encumbrance, or other disposition of, or exercise any discretionary powers to distribute, any of his or her shares of Common Stock, or (B) grant any proxies or powers of attorney with respect to any of his or her shares of Common Stock, deposit any of his or her shares of Common Stock into a voting trust or enter into a voting agreement with respect to any of his or her shares. The foregoing does not apply to the exercise by Mr. Walden or Ms. Hobbs of options to purchase Common Stock granted to either of them by the Company.

 .     After the Standstill Period, Mayflower may offer to acquire all of the remaining shares of Common Stock of the Company, provided, however, that in the event that Mayflower shall offer to acquire all of the publicly traded shares of Common Stock prior to 45 days after publication of results of operations of the Company for the year ended December 31, 2001, Mayflower shall offer a price of not less than $15.00 per share, subject to receipt of a fairness opinion satisfactory to the Board of Directors of the Company. Based on the number of shares of Common Stock currently outstanding, Mayflower would acquire in excess of 61% of the outstanding Common Stock upon exercise of the Put or Call.

 .     Mayflower has agreed to provide various technical services to the Company, at the request of Mr. Walden. These shall include, but not be limited to, Mayflower arranging for its affiliated company, Walter Alexander, to second Mr. Nigel McGaughey or such other person(s) designated by Mayflower and approved by the Company (which approval may not be unreasonably withheld) on behalf of the Company for a period of up to two years. Mayflower and the Company will also select various specialized industry consultants, satisfactory to both Mayflower and the Company, which will be retained by the Company. The Company will pay the base salary while Mr. McGaughey or such other person(s) are assigned to the Company not to exceed $150,000 per year. The Company will also pay the fees of any consultants which may be retained to provide technical services to the Company.

 .     Mayflower agreed to enter into a separate agreement with Mr. Walden and
      Ms. Hobbs, which will contain a non-competition provision effective following exercise of the Put or the Call in consideration for the payment upon the exercise of the Put or Call of $1,500,000.00 to Mr. Walden and $500,000.00 for Ms. Hobbs.

 .     The expansion of the Board of Directors of the Company did not occur in
      1998 since Mayflower did not designate directors as provided in the Mayflower Agreement.

      A copy of the Mayflower Agreement and the Loan Agreement filed as Exhibits
10.1 and 10.2 to the Company's Current Report on Form 8-K dated September 25, 1998, and are incorporated herein by reference. The foregoing is not a complete description of the terms of the Mayflower Agreement, the Loan Agreement or the transactions contemplated thereby and is subject to and qualified in its entirety by reference to the Mayflower Agreement and the Loan Agreement.

      As of December 31, 1998, Mayflower had loaned to the Company $1.9 million of the amount available under the Loan Agreement, but refused to fund additional advances requested by the Company. Mayflower also provided some technical and administrative services to the Company but, based upon Mayflower's refusal of further funding and the discovery that the technical and administrative employees were reporting directly to Mayflower in London, the Mayflower personnel are no longer providing services for the Company pending resolution of disputes between Mayflower and the Company. The Company has filed suit against Mayflower, and litigation is pending. See "Item 3. Legal Proceedings."

      On November 18, 1998, the Company gave notice of termination of Jerry J. Schweiner's employment as the President and Chief Operating Officer of the Company. The Company is currently involved in litigation with Mr. Schweiner. See "Item 3. Legal Proceedings."

      In an unrelated event in early September 1998, Richard M. Bruno delivered his resignation as the Chief Financial Officer, Treasurer and Secretary of the Company effective September 30, 1998. There where no disputes with Mr. Bruno, who resigned to pursue opportunities closer to his residence.

      In early March 1999, D. Michael Walden, the Chairman of the Board and Chief Executive Officer of the Company, took a medical leave of absence as an officer of the Company for an indefinite period of time. Mr. Walden remains the Chairman of the Board.

      In early March 1999, the Board of Directors of the Company appointed Henry
J. Murphy as Interim Chief Executive Officer of the Company. Mr. Murphy has agreed to serve in such capacity until at least June 1999, subject to extension by mutual agreement by the Company and Mr. Murphy.

     In early March 1999, the Board of Directors of the Company appointed Terri
B. Hobbs as Acting President of the Company. Previously, Ms. Hobbs served as Deputy Chief Executive Officer.

     On March 22, 1999, George W. Mathews submitted his resignation as a director of the Company. There were no disputes or disagreements with Mr. Mathews.

     In March 1999, the Company engaged a third-party consulting firm to assist the Company with its business planning, including enhancing its financial and management information and reporting systems.

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

     Design. During the Company's design process, the Company's design team emphasizes safety and quality over all other features. The Company's Classic and Legacy LJ by Metrotrans designs include 16-gauge steel tubing welded into a roll cage completely surrounding the passenger seating area. In addition there is a roll cage constructed in the cab of the Classic over the driver's head. The floor of the Classic and Legacy LJ by Metrotrans is constructed of 11 and 14-gauge steel cross-members and is gusseted full length on each side by 11-gauge steel tubing. The Company's Eurotrans product is built using similar engineering standards, including a 14- gauge steel roll cage surrounding the sides and top of the entire bus, modified to accommodate the larger size of the Eurotrans.

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

     Description. The Company manufactures and markets shuttle and mid-size touring buses and mid-size and full-size coaches that can accommodate varying numbers of passengers at prices ranging from $30,000 to $360,000. The interior configuration of the Company's buses may be custom designed to accommodate the needs of the specific customer. For example, car rental agencies typically require that the bus or coach contain large, open racks for luggage storage while medical and retirement facilities often require a configuration that will accommodate one or more wheelchairs and a paratransit lift and door.

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

     The Classic II. The Company introduced the Classic II in 1992. The Classic II utilizes a single rear wheel cutaway chassis manufactured by Ford and is a smaller and less expensive alternative to the Classic seating up to 17 passengers. The Classic II is marketed primarily to parking lot operators, rental car agencies, churches and schools. The Classic II has virtually all of the standard features incorporated in the Classic and is available with similar options. The Classic II may be operated without a commercial operator's license.

     The Classic Commuter. The Company introduced the Classic Commuter in late 1993. The Classic Commuter, like the Classic II, utilizes a single rear wheel Ford cutaway chassis and can accommodate up to 17 passengers. The Classic Commuter is not as tall as the Classic II and is intended to provide an alternative to passenger vans by offering the interior comfort, styling and safety features of a mid-size bus, including a welded steel roll cage not available in passenger vans, at a price that is generally $5,000 to $8,000 higher than an average passenger van.

     The Classic XLT. The Company introduced the Classic XLT in mid-1998. The Classic XLT is built with the same basic body structure and attention to safety and detail as the other Classic products. The Classic XLT is built on a heavy-duty Navistar 3400 chassis and features an industry-exclusive 102 inch wide body (the Classic is 96 inches wide and the Classic II is 85 inches wide). This width enables the use of larger coach-style seats while still maintaining a maneuverable aisle. The Classic XLT accommodates up to 32 passengers and has been well received in the tour and charter market.

The Legacy LJ by Metrotrans Line

     The Legacy LJ by Metrotrans. In 1995, the Company introduced the Legacy LJ by Metrotrans, a down-sized rear engine coach accommodating up to 33 passengers and built on a Spartan Motors Inc. ("Spartan") chassis designed exclusively for the Company. A product that fills a gap between a cutaway chassis shuttle bus and a full-size motor coach, the Legacy LJ by Metrotrans offers the image and reliability of a coach with the maneuverability of a shuttle bus featuring a 16 foot, 4 inch turning radius which allows operation in narrow streets or compact parking lots. In 1998, the Company and Spartan Motors redesigned the chassis to accommodate a diesel engine manufactured by Cummins Engine Company.

The Eurotrans Line

     The Eurotrans.   The Company first introduced the Eurotrans in 1990. The
Eurotrans seats up to 41 passengers and utilizes a rear mount turbo diesel engine manufactured by Cummins Engine Company, a four-speed automatic transmission manufactured by Allison Transmission Company and a chassis manufactured by Spartan. The Eurotrans superstructure is supported by a 14-gauge welded steel roll cage manufactured by the Company. The Eurotrans was redesigned in 1998 with chassis changes, a two-piece windshield and maintenance-friendly exterior hinged panels to appeal to the transit industry as well as various airport markets.

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

The Anthem Line

     The Anthem. The Company designed the Anthem in 1997 as an integral semi-monocoque coach seating up to 45 people with luggage storage capacity unhindered by chassis rails. The Anthem features as standard many of the amenities seen on the full-size Irizar Century with a moderate price structured to fill a niche between the largest Eurotrans XLT and the Irizar Century coach.

The Irizar Century Line

     The Irizar Century. The Company established a relationship with Irizar S. Coop. during 1997 whereby the Company, given its substantial distribution system and industry expertise in the United States, is marketing and providing after-sale support for certain full-size Irizar motorcoaches in North America. The bus bodies of these motorcoaches are manufactured in Spain by Irizar on chassis supplied by the Company from the United States. The Century motorcoach, produced in either 40' or 45' lengths and seating up to 56 passengers, has been in production by Irizar for several years for other markets and has received a number of Coach of the Year awards in Europe. The Company-supplied chassis presently in use has been jointly developed by the Company, Irizar and Spartan Motors, Inc. and is manufactured by Spartan. The chassis utilizes American components, including either a Cummins M11 or Detroit Diesel Series 60 turbo diesel engine and an Allison B500 World transmission.

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

                Atlanta, Georgia
                Chicago, Illinois
                Cincinnati, Ohio
                Dallas, Texas
                Denver, Colorado
                Ft. Lauderdale, Florida
                Los Angeles, California
                Nashville, Tennessee
                Orlando, Florida
                Philadelphia, Pennsylvania
                San Francisco, California
                Washington, D.C.

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

Customers

     The Company has a customer base comprised of companies in a number of different industries, including tour and charter companies, hotels, automobile rental companies, airport parking companies, medical and retirement facilities, limousine companies, intra-city and rural transit companies, and churches. During 1998, the Company's customers included ATE Management and Service Company, Inc. (a wholly owned subsidiary of Ryder Systems, Inc.) which operates public transportation systems in a number of areas in the United States, Budget Rent-A- Car Corp., Alamo Rent-A-Car, Inc., Hyatt Hotels Corp., Marriott Hotels, Inc., Dollar Rent-A-Car Corp, Holiday Management, Inc., Allright Parking, Pritzker Group, Essex Group Management and Emeritus Corporation.

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

Manufacturing and Purchasing

     The Company is a vertically integrated manufacturer that constructs the body framing and coach work, molds its own plastic and fiberglass, constructs the cabinets and assembles certain of the electrical circuitry for each of its buses and coaches. By manufacturing these items, the Company is able to maintain substantial control over product safety and quality, supply and scheduling. The vertical integration also allows the Company greater flexibility in its design and allows the customer to choose the design features and options that best meet the customer's needs. The Company also attempts to control costs by purchasing most of its parts and supplies on an as needed basis and manufacturing substantially all of its buses based on firm customer orders. The Company purchases from third party manufacturers pre-assembled chassis, including engines, transmission drivetrain and axle assemblies, for use in its buses and coaches. By purchasing the chassis from third party suppliers, the Company is able to offer to its customers the warranty programs of the suppliers. The Company is a participant in the Ford Motor Home and Transit Bus Qualified Vehicle Modifier Program and has attained "FM-Fully Meets" status. Ford established this program to assist manufacturers, such as the Company, in complying with Ford's strict engineering guidelines. As a participant in the program, the Company is able to make certain modifications to the Ford chassis used in most of its Classic line of buses, including lengthening the chassis without affecting the standard warranty covering the chassis.

     During 1998, substantially all of the Company's manufacturing of its buses and coaches was conducted in a 100,000 square foot manufacturing facility in Griffin, Georgia, using three production lines. The production capacity for each of the lines could increase further with the addition of more work shifts. The Company's manufacturing facility has primary assembly lines with designated areas for body manufacturing, electrical harness installation, interior installation and finishing. Sub-assemblies (electrical harness, cabinet making, seating, upholstery and coachwork) occur adjacent to the assembly lines allowing for sub-assembled components to feed the lines at an optimum location minimizing line time on each unit. The Company contracts with a third party for the exterior painting of its vehicles. Currently, it takes approximately 15 days to build a Classic, Classic II, Classic Commuter or Classic XLT and approximately 24 days to build a Eurotrans, Eurotrans XLT or Legacy LJ by Metrotrans coach.

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

     The Company purchases raw materials, supplies, parts and subcomponents from approximately 165 primary vendors. The Company attempts to minimize its level of inventory by ordering most parts on an as needed basis. As a result, the Company does not maintain substantial inventories of any of its parts and supplies. All of the chassis utilized in the Classic, Classic II and Classic Commuter buses are purchased fully assembled from Ford or General Motors Corporation. All of the chassis utilized in the Eurotrans, Eurotrans XLT, and Legacy LJ by Metrotrans coaches are currently manufactured for the Company by Spartan and currently are shipped to the Company with the engine and drivetrain in place. The chassis were designed in cooperation with the Company and are manufactured for the Company by Spartan. The Company believes that it has satisfactory relationships with these suppliers. The Company currently is in discussions with Spartan relating to delays in delivery of chassis and nonconformity of chassis to the Company's specifications and quality requirements. These issues have resulted in delayed delivery of rear engine buses to the Company's customers as well as increased warranty claims.

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

Research and Development

     The Company is engaged in ongoing research and development devoted to enhancing its current product line as well as to the development of new products. The Company currently maintains an engineering department of approximately fifteen employees who continuously seek to improve upon the Company's products and to quickly respond to customer needs and comments. The Company also works closely with its strategic suppliers in the development process to maximize the economy and effectiveness of new products.

     The Company's research and development have been driven by pro-active relationships with its customers as well as its suppliers. The direct sales method of distribution provided by the Company's sales force gives management and engineering immediate feedback on product areas that need improvement and on opportunities for new products and design enhancements of existing products. The Company's contact with its customers resulted in the development of the original Classic in 1986, the Eurotrans in 1990, the Eurotrans XLT and the Classic II in late 1992, the Classic Commuter in late 1993, the Legacy LJ by Metrotrans in 1996, the Anthem in 1997, the Irizar Century in 1997, and the Classic XLT in 1998.

Used Vehicle Sales

     Many of the Company's fleet customers and potential customers rotate their fleet every two to four years. These fleet rotations, as well as lease maturities, have resulted in the development of an active market for previously-owned buses and coaches. The Company constructed a new 24,000 square foot facility during 1996 situated along Interstate 75 in McDonough, Georgia for the purpose of expanding its capabilities in the used coach refurbishing and resale markets. In connection with fleet sales in its direct distribution territories, the Company accepts "trade-in" vehicles of its own and other brands. The "trade-in" vehicles may be sold by the Company "as is," typically at approximately 15% to 35% of original value after four years use with average maintenance, or refurbished at the Company's manufacturing facility and sold for a greater percentage of their original value. Based on its marketing experience, the Company believes its "trade-in" policy increases new bus and coach purchases by fleet customers. The Company's and Bus Pro's sales personnel sell the used buses and coaches primarily to churches, start-up tour and charter operators and wholesalers who resell the buses and coaches to a variety of end-users.

Backlog

     The Company's customers typically place orders for the Classic line for delivery within six to twelve weeks after the order and orders for the Eurotrans and Legacy LJ by Metrotrans lines for delivery within two to six months after the order. As of December 31, 1998 and 1997, the Company's backlog of orders for such product lines was approximately $24,100,000 and $25,500,000, respectively. At April 7, 1999, the Company's backlog of orders for such product lines was approximately $28,700,000.

     Delivery of the Irizar Century units are expected within three to six months after the order as a result of the overseas shipping time. As of December 31, 1998, the Company's backlog of Irizar orders was approximately $14,700,000. At April 7, 1999, the Company's backlog of Irizar orders was approximately $9,300,000.

Competition

     The market for each of the Company's products is highly competitive. Competition in the markets for the Company's products is based on a number of factors, including product quality and reliability, safety, product features, driving performance, quality of product support and customer service, loyalty of customers and price.

     The Company primarily competes with approximately ten competitors for sales of the Classic line and several competitors for sales of each of its Eurotrans, Legacy LJ by Metrotrans, Anthem, and Irizar Century lines. Some of the Company's competitors have greater financial resources than the Company. The Company believes that it must continue its research and development efforts to further enhance its products and to lower the cost of its products through manufacturing efficiencies and other cost saving measures in order to remain competitive.

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

Government Regulations

     The manufacture and operation of passenger buses are subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, administered by the National Highway Traffic Safety Administration ("NHTSA"), and safety standards for passenger vehicles and their components that have been promulgated by the Department of Transportation. These standards permit NHTSA to require a manufacturer to repair or recall vehicles with safety defects or vehicles that fail to conform to applicable safety standards. The Company's products meet or exceed all applicable vehicle safety regulations and standards imposed by NHTSA. Many states regulate the sale, transportation and marketing of passenger buses. Some states also legislate additional safety and construction standards for passenger buses.

     In the future, governmental laws and regulations may be adopted that impose stricter safety, environmental or operational standards on the Company's products. The Company is committed to meet or exceed all current and future applicable regulatory requirements.

Proprietary Rights

     The names "Classic", "Legacy LJ by Metrotrans", "Anthem" and "Eurotrans" are registered trademarks of the Company. The Company also claims rights to a number of unregistered trademarks. Management believes, however, that the Company's competitive success will not depend on the ownership of intellectual property rights.

Employees

     As of December 31, 1998, the Company had 376 full-time employees. Of the Company's total employees, approximately 80 were in sales and marketing, approximately 15 were engaged in engineering activities, including research and development, approximately 209 were in manufacturing, and approximately 72 were in administration. The Company's employees are not represented by a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes the Company's relationship with its employees is good.

ITEM 2. PROPERTIES
------------------

     The Company's corporate headquarters and primary manufacturing, distribution and research and development facilities are located in approximately 113,000 square feet of leased space in Griffin, Georgia. The Company leases the facility from the Griffin-Spalding County Development Authority (the "Authority") which financed the purchase of the land and construction of the facility through the sale of tax exempt Industrial Revenue Bonds. The Company is obligated to purchase the land and facility from the Authority upon payment of nominal additional consideration upon the maturity of the Bonds in 2011. The Griffin facility is comprised of approximately 13,000 square feet of office space and approximately 100,000 square feet of manufacturing space. The Company's current manufacturing facility has the capacity to produce and provide inventory for approximately 50 buses and coaches per week. In August 1997 the Company purchased approximately 11 acres of land adjacent to the Company's manufacturing facility, and another 5.15 acres in the same business park in Griffin, Georgia. The property may be used for future expansion of the Company's manufacturing capabilities.

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

     The Company purchased approximately five acres of land in Orlando, Florida in April 1998. This land was purchased to construct a sales and service center to help support the Irizar Century Motorcoach product. Construction began on a facility in October 1998, but was recently discontinued due to restrictions on capital expenditures imposed by the Company's credit facility.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Jerry J. Schweiner v. Metrotrans Corporation, Superior Court for Spalding
     --------------------------------------------
County, State of Georgia, Civil Action File No. 98-CV-1994. In November 1998, the Company gave notice of termination of Jerry J. Schweiner's employment with the Company. Mr. Schweiner had served as President and Chief Operating Officer of the Company since April 1998. On December 29, 1998, Mr. Schweiner filed a Complaint against the Company alleging that the Company wrongfully terminated him in violation of his employment contract with the Company. Mr. Schweiner is
seeking compensatory damages in the amount of $375,000.00.   The Company filed
its Answer and Counterclaim against Mr. Schweiner on January 28, 1999. The parties have begun discovery.

     Metrotrans Corporation v. The Mayflower Corporation, plc, and Mayflower
     -----------------------------------------------------------------------
(U.S. Holdings), Inc., United States District Court for the Northern District of
---------------------
Georgia, Atlanta Division, Case No. 1:99-CV-0681-WBH. On March 15, 1999, the Company filed a Complaint against Defendants Mayflower, and its subsidiary, Mayflower (U.S. Holdings), Inc. In its Complaint, the Company seeks compensatory damages in excess of $4,682,000, punitive damages, and specific performance of the Mayflower Agreement and the Loan Agreement between the Company and the Defendants based on theories of breach of contract, quantum meruit, promissory estoppel, breach of fiduciary duty, and fraudulent misrepresentation and concealment. The Company's Complaint is based in part on the contention that Mayflower has refused to fund additional loans to the Company under the Loan Agreement or to pay a fee for the Company's provision of material assistance, at Mayflower's request, in connection with Mayflower's acquisition of Dennis Group, plc. The Company also has filed a motion with the court seeking both leave to begin discovery immediately and expedited discovery. After 5:00 p.m., Easter Daylight Time, on April 14, 1999, the Company received a copy of Mayflower's Answer and Counterclaim to the Company's Complaint. Due to the timing of delivery, the Company did not have sufficient time to review and evaluate Mayflower's Answer and Counterclaim in advance of this filing. Additional information concerning the Company's agreements with the Defendants is set forth under the caption "Item 1. Business - Recent Developments."

     The Company from time to time is a party to other legal proceedings arising out of and incidental to the operations of the Company. However, management does not anticipate that any of such proceedings will have a material adverse effect on its financial condition or results of operations. The Company may be subject to product liability claims arising from the use of its products. The Company maintains product liability insurance which it currently considers adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted by the Company to a vote of security holders during the fiscal quarter ended December 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------

     Information relating to the directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

     Set forth below is certain information as of December 31, 1998 regarding the executive officers of the Company.

     D. MICHAEL WALDEN, age 48, has served as Chairman, President and Chief Executive Officer of the Company since its incorporation in 1982. In early March 1999, Mr. Walden began a medical leave of absence as an officer of the Company for an indefinite period of time. He remains a director and Chairman of the Board of the Company.

     HENRY J. MURPHY, age 63, was appointed by the Board of Directors of the Company in early March 1999 as Interim Chief Executive Officer of the Company. Mr. Murphy has agreed to remain with the Company until at least June 1999 subject to extension by mutual agreement of Mr. Murphy and the Company. Mr. Murphy is a former partner of Arthur Andersen LLP, having taken early retirement in March of 1996. He served as Interim Chief Executive Officer of Coastal Physician Inc., a publicly held health care company, from October 1997 to February 1998. He also has served as an independent consultant.

     TERRI B. HOBBS, age 42, has served as Acting President of the Company since March 1999. She was Deputy Chief Executive Officer from April 1998 to March 1999 and Executive Vice President of the Company since July 1990. From 1987 until July 1990, Ms. Hobbs served as Director of Marketing for the Company and, from 1985 through 1987, Ms. Hobbs was engaged in sales and administration for the Company.

     Set forth below is certain information as of December 31, 1998, regarding certain significant employees of the Company who are not executive officers.

     J. DOUGLAS DUNN, age 44, has served as Vice President Sales Administration of the Company since October 1997. Prior to that time and for more than five years, he was owner and president of J.D. Dunn, Inc., d.b.a. Magnum Transportation, Inc., an independent distributor of buses for Eldorado National, a division of Thor Industries, Inc.

     BARRY HINES, age 40, has served as Director of Engineering of the Company since May 1997. From February 1999, he has served as Director of Operations and Engineering. Prior to May 1997, he served as Director of Engineering at Eldorado National, a division of Thor Industries, Inc.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

     The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "MTRN" since the Company's initial public offering in June 1994. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. The Company did not issue or sell any shares of its Common Stock that were not registered under the Securities Act of 1933, as amended. As of March 25, 1999, the number of stockholders of record of the Company's Common Stock was approximately 186. The following table sets forth, by fiscal quarter, the high and low sale prices of the Common Stock as reported by The Nasdaq National Market for the three years ended December 31, 1998.

------------------------------------------------------------------
Period                           High                        Low
------------------------------------------------------------------
Fourth Quarter 1998              $ 8.75                     $ 4.00
------------------------------------------------------------------
Third Quarter 1998               $12.88                     $ 7.75
------------------------------------------------------------------
Second Quarter 1998              $11.00                     $ 8.00
------------------------------------------------------------------
First Quarter 1998               $12.00                     $ 7.00
------------------------------------------------------------------
Fourth Quarter 1997              $13.50                     $10.25
------------------------------------------------------------------
Third Quarter 1997               $13.50                     $ 9.25
------------------------------------------------------------------
Second Quarter 1997              $10.25                     $ 7.25
------------------------------------------------------------------
First Quarter 1997               $15.25                     $ 9.25
------------------------------------------------------------------
Fourth Quarter 1996              $14.75                     $12.25
------------------------------------------------------------------
Third Quarter 1996               $14.63                     $12.50
------------------------------------------------------------------
Second Quarter 1996              $15.25                     $11.50
------------------------------------------------------------------
First Quarter 1996               $13.50                     $ 8.25
------------------------------------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------

     The following selected financial data for and as of the end of each of the years ended December 31, 1998, 1997, 1996, 1995, and 1994 are derived from the financial statements of the Company, which financial statements have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998, and the report of Arthur Andersen LLP thereon, are included elsewhere in Item 8 of this report.

                                                 YEARS ENDED DECEMBER 31,
                                                 -------------------------
                                         1998     1997    1996   1995      1994
                                         ----     ----    ----   ----      ----
INCOME STATEMENT DATA:
Net revenue..........................  $76,114  $80,132 $77,482 $64,027  $52,271
Cost of sales........................   69,026   66,153  62,814  50,914   42,494
                                       -------  ------- ------- -------  -------

Gross profit.........................    7,088   13,979  14,668  13,113    9,777
Selling general, and administrative
 expenses............................   13,568    9,823   8,477   7,458    6,900
                                       -------  ------- ------- -------  -------

Operating income.....................      803    4,156   6,191   5,655    2,877
Other income.........................      803        0       0       0      105
Interest expense, net................    1,237    1,330     736     711      498
                                       -------  ------- ------- -------  -------

Income before  income taxes (loss)...   (6,914)   2,826   5,455   4,944    2,379
Income tax provision (benefit)/1/....   (2,575)   1,109   2,136   1,914      920
                                       -------  ------- ------- -------  -------

Net income (loss)....................  $(4,339) $ 1,717 $ 3,319 $ 3,030  $ 1,459
                                       -------  ------- ------- -------  -------

Diluted weighted average number of
 shares/2/...........................    4,087    4,112   4,107   3,993    3,698
                                       -------  ------- ------- -------  -------

Diluted net income per share.........    (1.06)   $0.42   $0.81   $0.76    $0.39
                                       -------  ------- ------- -------  -------

---------------------
/1/ The Company elected S Corporation status effective January 1, 1989. On May 31, 1994, the Company converted its status to a C Corporation and, accordingly, from June 1, 1994 has been subject to federal and state income taxes. Net income prior to June 1, 1994, includes federal and state income taxes as if the Company had been a C Corporation, based on the effective tax rates that would have been in effect during the periods reported.

/2/ The weighted average number of shares outstanding prior to the third quarter of 1994 gives effect to the estimated number of shares of Common Stock that would be required to be sold (at the initial public offering price of $8.50 per share) to fund a $4.5 million S Corporation distribution to the S Corporation stockholders.


                                                 YEARS ENDED DECEMBER 31,
                                                 -------------------------
                                  1998     1997     1996     1995     1994
                                  ----     ----     ----     ----     ----
BALANCE SHEET DATA:
Working capital (deficit)...    $21,318  $23,292  $13,508  $11,214  $ 6,723
Total assets................     59,301   40,508   36,564   29,667   25,521
Long-term debt..............     16,076   11,945    2,719    3,727    4,122
Stockholders' equity........     14,891   19,029   17,096   13,663    9,637

OTHER DATA:
Total units sold or leased..        927    1,168    1,284    1,117      982

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward Looking Statements

     In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond Metrotrans Corporation's control. Among other things, these risks and uncertainties include: the availability of third party lending on terms favorable to the company; changes in price and demand for the company's products; the ability of Metrotrans Corporation to attract and retain qualified management, manufacturing and sales personnel; the ability to control manufacturing costs; the effects of competition; changes in accounting policies and practices; the ability of Metrotrans Corporation, its vendors, suppliers and customers to be Year 2000 compliant; the ability to complete the implementation of a manufacturing cost accounting system; and, the ability to obtain chassis on a timely basis on terms acceptable to the company. Forward-looking statements may also be made in Metrotrans Corporation's other reports filed under the Exchange Act, press releases, and other documents; as well as by management in oral statements. Metrotrans Corporation undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for Metrotrans Corporation to predict all of such factors. Further, Metrotrans Corporation cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond Metrotrans Corporation's control. Forward-looking statements may also be made in Metrotrans Corporation's other reports filed under the Exchange Act, press releases, and other documents; as well as by management in oral statements. Metrotrans Corporation undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. Among other things, these risks and uncertainties include: the ability of Metrotrans Corporation to attract and retain qualified management and manufacturing personnel; the ability to control manufacturing costs; and, the ability to obtain chassis on a timely basis on terms acceptable to the company. New factors emerge from time to time, and it is not possible for Metrotrans Corporation to predict all of such factors. Further, Metrotrans Corporation cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

          Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. Metrotrans Corporation refers readers to the information set forth under the captions "Item 1. Business", "Item 3. Legal Proceedings" and "Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, for a more complete discussion of certain risk factors.

Overview

          The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans in 1990, the Eurotrans XLT and the Classic II in 1992, the Classic Commuter in 1993, the Legacy LJ by Metrotrans in 1996 the Anthem in 1997 and the Classic XLT in 1998. Metrotrans began exclusive marketing of the Irizar Century in 1997 with the first deliveries occurring in the second quarter of 1998.

Results of Operations

          The following table sets forth selected financial information derived from the Company's income statements expressed as a percentage of net revenue for the periods indicated.


                                                Years Ended December 31,
                                     -----------------------------------------
                                     1998     1997     1996     1995      1994
                                     ----     ----     ----     ----      ----

Net revenue                          100.0%  100.0%    100.0%  100.0%     100.0%
Cost of sales                         90.7    82.6      81.1    79.5       81.3
                                    ------   -----     -----   -----      -----

Gross profit                           9.3    17.4      18.9    20.5       18.7
Selling, general and adminis-
 trative expenses                     17.8    12.2      10.9    11.7       13.2
                                    ------   -----     -----   -----      -----

Operating (loss) income               (8.5)    5.2       8.0     8.8        5.5
Other income, net                      1.0     0.0       0.0     0.0        0.2
Interest expense                       1.6     1.7       1.0     1.1        1.2
                                    ------   -----     -----   -----      -----

(Loss) income before income taxes     (9.1)    3.5       7.0     7.7        4.6
Income tax (benefit) provision        (3.4)    1.4       2.7     3.0        1.8
                                    ------   -----     -----   -----      -----

Net (loss) income                    (5.7)%    2.1%      4.3%    4.7%       2.8%
                                    ======   =====     =====   =====      =====

   The following table sets forth total unit sales and average revenue per unit for 1998, 1997 and 1996.

                                         1998                          1997                         1996
                                  -----------------          -------------------------      ------------------------
                                            Average                           Average                       Average
                                            Revenue/                          Revenue/                      Revenue/
                                  Units      Unit             Units            Unit          Units            Unit
                                 ------    --------          -------         ---------      --------   --------------
Classic                              816   $ 48,958            1,017        $ 50,000       1,192           $ 48,000
Eurotrans                             34   $145,676               68        $147,000          77           $147,000
Legacy LJ by Metrotrans               42   $ 73,930               83        $ 83,000          15           $ 79,000
Irizar Century(1)                     35   $337,371                0        $      0           0           $      0
                                     ---                       -----                       -----

  Total                              927                       1,168                       1,284
                                     ===                       =====                       =====

--------------
(1) The Company's first deliveries of the Irizar occurred in the second quarter of 1998.

1998 Compared to 1997

     Net Revenue. Net revenue decreased 5.0% to $76.1 million in 1998 from $80.1 million in 1997. The decrease in net revenue was caused by several factors. Finished goods inventory was at an all time high as of December 31, 1998 of approximately $19.9 million, resulting from several customers delaying delivery of multi-unit orders until subsequent to year end. Sales of all rear engine units manufactured by the Company were adversely affected by the inability of the Company's sole source vendor of rear engine chassis to deliver units in accordance with agreed delivery schedules. Revenues also were adversely impacted by a decline in the average sales price of vehicles.

     Production backlog at December 31, 1998 was approximately $38.8 million, including approximately $14.7 million orders for the Irizar Century full-size coach, compared with $25.5 million at the end of 1997. Sales of used buses by the Company's wholly-owned subsidiary, Bus Pro, increased 14.6% to $10.2 million in 1998 compared to $8.9 million in 1997. The increase in Bus Pro sales is a result of the greater capacity brought about by its relocation to a newly-constructed sales, refurbishment and service facility in 1997 and the Company's focus on reducing its investment in used vehicles.

     Cost of Sales And Gross Profit. Cost of sales increased in 1998 to $69.0 million from $66.2 in 1997. Cost of sales in 1998 was adversely affected by abnormal materials costs and production delays, which caused lower absorption of
plant overhead.   Materials costs increased from 29.7% of sales to 33.6% of
sales as a result of price increases awarded numerous key vendors and inefficiencies created by a change of key personnel in the purchasing and materials control areas without implementation of succession planning and specialized training. Plant overhead increased 4.7% from $4.4 million in 1997 to $4.7 million in 1998 due to an increase in employees in engineering, plant
maintenance and plant supervisory personnel.   Also included in the plant
overhead was extensive training necessary for the conversion of engineering design software from Auto-cad to the Pro E three-dimensional solid modeling system. As a percent of sales, plant overhead increased to 8.0% of sales from 6.4% of sales.

     Also impacting cost of sales are sales of vehicles not manufactured at the Company's Griffin manufacturing facility. Cost of Irizar sales was $11.9 million or 80.3% of Irizar sales in 1998 versus $0 in 1997. Cost of used vehicles was $10.1 million or 98.6% of used vehicle sales in 1998 versus $8.0 million or 89.6% of sales in 1997. This increase was primarily due to a recent focus of reducing the Company's investment in used vehicles which has resulted in lower selling prices.

     During the fourth quarter of 1998, the Company increased its reserve against the carrying value of its used vehicles by $1.4 million. This adjustment was required due to a number of factors including market conditions, a substantial increase in buses purchased under the Company's lease guarantees, and the Company's desire to substantially reduce its investment in used vehicles.

     For the foregoing reasons, the Company's gross profit decreased 49.3% to $7.1 million in 1998 from $14.0 million in 1997. Gross profit as a percent of net revenue was 9.3% during 1998 versus 17.4% in 1997.

     Selling, General And Administrative Expenses And Operating Income. Selling, general and administrative expenses ("SG&A") increased 38.1% to $13.6 million in 1998 from $9.8 million in 1997. SG&A as a percentage of net revenue increased to 17.8% in 1998 from 12.2% in 1997. Increases in SG&A were due primarily to increased legal expenses, higher expenditures for advertising, promotion and sales software, higher travel expenses, employee signing bonuses and relocation expenses for secondary level managers and costs related to the new position of Chief Operating Officer. The services of the Chief Operating Officer were terminated in November 1998. See "Item 3. Legal Proceedings."

     Subsequent to December 31, 1998, the Company has taken steps to reduce the amount of SG&A expenses. The steps include additional personnel reductions, changes in advertising methodology and reductions in travel and entertainment expense. However, these reductions will be somewhat offset by increased consulting expenses. The Company has engaged a third party consulting firm to assist the Company with its business planning, including enhancing its financial and management information and reporting systems. The Company also has engaged an Interim Chief Executive Officer. See "Item 1. Business - Recent Developments."

     Other Income. Other income was $803,000 in 1998 compared to $0 in 1997. The 1998 other income related to the Company's sale of its airplane lease obligation in November 1998.

     The Company had an operating loss of $6.5 million for 1998 as compared to operating income of $4.2 million in 1997.

     Interest Expense. Interest expense of $1.2 million in 1998 decreased 7% from $1.3 million in 1997. The decrease for the year primarily was the net result of lower interest rates in 1998, offset by a higher average balance outstanding under the Company's revolving credit facility during the year as a result of higher inventory levels and higher accounts receivable, partially offset by a reduction in the amount of interest paid to Ford Motor Credit Corporation for chassis held under the consignment pool agreement due to the institution of procedures to better control chassis inventory levels.

1997 Compared to 1996

     Net Revenue. Net revenue increased $2.7 million or 3.4% from $77.5 million in 1996 to $80.1 million in 1997. This increase results primarily from the net of increases of approximately $5.7 million in sales of Legacy LJ by Metrotrans units and $2.9 million in Bus Pro sales offset by reductions of approximately $6.0 million in Classic sales and $1.3 million in Eurotrans sales. An increase in parts sales and extended service agreement revenue accounted for the remainder of the increase in net revenue. The Legacy LJ by Metrotrans first full year of sales was 1997. The decline in Classic sales was affected by production difficulties in the first quarter and by a lower backlog of orders over the third and fourth quarter. The order backlog for Classics was influenced by the Company's sales focus on new product introductions rather than by any overall change in the market demand for shuttle buses.

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

     The difficulties early in 1997 were a continuation of manufacturing issues that arose during the fourth quarter of 1996 and included the establishment of a new Legacy LJ by Metrotrans production line, an attempt to produce a record volume of Eurotrans, and a reorganization of manufacturing management. Each of these factors had a disruptive effect on the output of the Classic production line. In the latter portion of 1997, output of Legacy LJ by Metrotrans units was slowed when a planned conversion to a different drivetrain chassis was delayed due to late deliveries from the supplier and when a number of engineering redesign issues, such as a redesigned front cap, were implemented. Output of Classic units was negatively affected by the lower backlog of orders which resulted in shorter lead times for materials procurement. Isolated shortages of materials caused disruptions in production flow and resulted in higher than anticipated manufacturing costs.

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

                                                   1998                                    1997
                                --------------------------------------     ----------------------------------
                                First       Second    Third    Fourth      First     Second    Third   Fourth
                                Quarter     Quarter   Quarter  Quarter     Quarter   Quarter   Quarter Quarter
                                --------------------------------------     ----------------------------------
                                                   (in thousands, except per share data)
Net revenue                    $16,018     $22,899    $20,282   $16,915   $15,016   $21,969  $21,731  $21,416
Cost of sales                   13,796      18,528     18,835    17,867    13,328    17,541   17,482   17,802
                               -------     -------    -------   -------   -------   -------  -------  -------

Gross Profit (loss)            $ 2,222     $ 4,371    $ 1,447   $  (952)  $ 1,688   $ 4,428  $ 4,249  $ 3,614
                               =======     =======    =======   =======   =======   =======  =======  =======
Operating income
 (loss)                        $  (686)    $ 1,514    $(2,616)  $(4,692)  $  (193)  $ 1,579  $ 1,823  $   947
                               =======     =======    =======   =======   =======   =======  =======  =======
Income (loss)
 before income                 $  (965)    $ 1,239    $(2,981)  $(4,207)  $  (616)  $ 1,209  $ 1,567  $   666
 taxes                         =======     =======    =======   =======   =======   =======  =======  =======


Net income (loss)              $  (586)    $   753    $(1,811)  $(2,695)  $  (374)  $   735  $   952  $   404
                               =======     =======    =======   =======   =======   =======  =======  =======
Diluted weighted
 average shares
 outstanding                     4,084       4,121      4,085     4,091     4,109     4,109    4,109    4,121
                               =======     =======    =======   =======   =======   =======  =======  =======

Diluted net
 income per share                $(.14)       $.18      $(.44)    $(.66)   $(0.09)    $0.18    $0.23    $0.10
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

Liquidity and Capital Resources

     Net cash used in operating activities during 1998 totaled $3.6 million compared with cash provided by operating activities of $52,000 in 1997. The net loss of $4.4 million was primarily responsible for the negative cash flow. An increase in inventories was substantially offset by a decrease in accounts receivable and an increase in accounts payable and accrued expenses. The increase in inventory resulted from an increase in finished goods, which includes inventory related to Irizar sales and production, an increase in work in process, an increase in used coach inventory related to 1997 lease defaults and litigation settlements, and an increase in Legacy LJ by Metrotrans demonstrator units. The Company has initiated steps to reduce its investment in inventory.

     In the first half of November 1998, the Company took positive steps to immediately reduce overhead which included the termination of the Chief Operating Officer and several mid-level management employees and the sale of the corporate airplane.

     Anticipated capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds and through the Company's revolving credit facility. During 1998, the Company had a three-year unsecured credit facility that matured on December 31, 2000. The Company had both prime rate and LIBOR rate options that varied based on leverage. At December 31, 1998, the Company had approximately $14.5 million of borrowings outstanding under that facility. At March 31, 1999, the Company had approximately, $18.0 million of borrowings outstanding. Additionally, in accordance with the Mayflower Agreement and the Loan Agreement with Mayflower. Mayflower agreed to loan up to $15 million to the Company for a term of five years, of which $1.9 million was outstanding at December 31, 1998. Mayflower has refused to advance additional amounts and the Company does not expect to receive additional advances under the Mayflower facility in the near term.

     As a result of a loss in the third and fourth quarters of 1998, the Company was not in compliance with certain financial covenants contained in its unsecured revolving credit facility. However, effective April 12, 1999, the Company has entered into an amended secured revolving credit facility ("the Amended Facility"). Under the Amended Facility, the Company has obtained a waiver of all defaults which existed under the unsecured credit facility. In addition, the Amended Facility provides a commitment of up to $23 million, an increase of $3 million. Interest under the Amended Facility is at prime (7.75% at April 12, 1999). In connection with the Amended Facility, the Company has pledged a security interest in substantially all of its assets. The $23 million commitment is subject to certain automatic reductions, including reductions related to decreases in the Company's level of inventory and an automatic reduction on December 31, 1999 to $20 million. Finally, under the Amended Facility, the Company is subject to certain financial covenants including a restriction on total capital expenditures of $500,000 in any calendar year, a prohibition on the payment of any cash dividends, as well as restrictions on maximum inventory levels and other covenants related to net income and tangible net worth.

     In connection with the Amended Facility, including the increased credit limit, the Company was required to grant to the lender a security interest in the assets of the Company. Notwithstanding the Company's position that Mayflower has breached the terms of the Loan Agreement, the Company repeatedly attempted to obtain Mayflower's consent to the grant of the security interest in accordance with the Loan Agreement. Mayflower refused to grant its consent. Accordingly, Mayflower may take the position that the Company's grant of the security interest violates the terms of the Loan Agreement. See "Item 3. Legal Proceedings."

Year 2000 Issues.

     Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures; (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company's manufacturing and distribution operations are not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. The Company has developed a plan to modify its information technology for the year 2000. During the past two years, the Company has implemented a program designed to update its information systems. Although the implementation of the program primarily is intended to provide better operating systems and accounting, inventory and production controls, the Company has been aware of the year 2000 issues in its selection of hardware and software. The third party vendors that have supplied new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company has experienced delays in the implementation and integration of the new systems; however, the Company anticipates that the new systems will be operational prior to December 31, 1999. The Company also is conducting a review of other systems, which will be substantially completed by March 31, 1999, at a cost not material to its business, financial condition, or results of operations. As of March 31, 1999, the Company has incurred $15,500 and anticipates it will incur up to $50,000 in replacing and converting the Company's data processing and management information systems. The amount may increase as additional information is obtained to complete the replacement and conversion process.

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

Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting Derivative Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

     A third party foreign vendor located in Spain manufactures the full-size Irizar Century motorcoach. Fluctuations in the value of the Spanish Peseta create exposure which can adversely affect the cost of the bus. The Company attempts to manage its foreign exchange exposure by entering into forward exchange contracts to hedge firm purchase commitments denominated in Pesetas. These contracts are for periods consistent with the exposure being hedged and have maturities of one year or less. Gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transaction. The Company's foreign exchange forward contracts do not subject the Company's results of operations to risk from exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes. At December 31, 1998 and 1997, the Company had foreign exchange forward contracts with gross notional amounts of $2,471,000 and $0, respectively. The deferred gains or losses from these contracts were not material at December 31, 1998 and 1997.

     The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company's risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the foreign exchange hedging contracts. The credit and market risks under these contracts are not considered to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


     The following financial statements of the Company and the related report of independent public accountants thereon are set forth beginning on page F-1 immediately following the signature page of this Report.

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

     Information relating to the directors of the Company, including directors who are executive officers of the Company is set forth in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors, officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Directors, officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, the Company believes that during 1998, all filing requirements applicable to its directors and officers were complied with in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required by this item is set forth under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT
------------------------------------------------------------------------

     Information required by this item is set forth under the caption "Voting - Principal Stockholders" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by this item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

 (a) DOCUMENTS FILED AS PART OF THIS REPORT

     1. Financial Statements

          The following financial statements of the Company and the related report of independent public accountants thereon are set forth beginning on page F-1 immediately following the signature page of this Report.

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

          No financial statement schedules are required to be included in this report under the related instructions or because the information required is included in the consolidated financial statements or notes thereto.

  3. Exhibits

          The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Terri B. Hobbs, 777 Greenbelt Parkway, Griffin, Georgia 30223. There is a charge of $.50 per page to cover expense for copying and mailing.

Exhibit
Number            Description
--------          -----------

3.1 Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-76492).

3.2 Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-76492).

10.1 (a) Authorized Converter Pool Agreement dated July 10, 1990, by and between the Company and Ford Motor Company with respect to chassis purchases. (Exhibit 10.1(a) to the Company's Registration Statement on Form S-1, No. 33-76492).

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

10.2 (a) Loan Agreement between Metrotrans Corporation and NationsBank, N.A. dated September 5, 1997 (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 28,1997).

     (b) Second Amendment to Loan Agreement dated as of August 21, 1998, by and between the Company and NationsBank N.A. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 4, 1998).

     (c) Third Amendment to Loan Agreement dated as of September 15, 1998, by and between Metrotrans Corporation and NationsBank N.A. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 4, 1998).

     (d) Fourth Amendment to Loan Agreement dated as of April 9, 1999, by and between Metrotrans Corporation and NationsBank, N.A. *

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

10.4**(a)  Employment Agreement dated March 15, 1994, between D. Michael
          Walden and the Company (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-76492).

     (b) Amended Employment Agreement dated as of April 1, 1998, between D. Michael Walden and the Company.*

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

10.8 Agreement dated August 21, 1998, among The Mayflower Corporation plc, Mayflower (U.S. Holdings), Inc., the Company, D. Michael Walden, Terri B. Hobbs, Randolph B. Stanley and M. Earl Meck (Exhibit 10 to the Company's Current Report on Form 8-K dated August 21, 1998).

10.9 Loan Agreement dated August 21, 1998, between The Mayflower Corporation plc and the Company (Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 15, 1998).

10.10**  Employment Agreement dated as of August 31, 1998, between Terri B.
     Hobbs and the Company.*

11   Computation of Earnings Per Share. *

21   Subsidiaries of the Company. *

23   Consent of Arthur Andersen LLP.*

27   Financial Data Schedule.*

______________
*   Filed herewith
**  The indicated exhibit is a management contract or compensatory plan.

(b)  Reports on Form 8-K.
        No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1998.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of April, 1999.

                                METROTRANS CORPORATION
                                (Company)



                                By/s/ Henry J. Murphy
                                ------------------------------------
                                Henry J. Murphy
                                Interim Chief Executive Officer
                                Principal Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 15, 1999.


                                 Chairman of the Board
-----------------------------
D. Michael Walden

/s/ Patrick L. Flinn             Director
-----------------------------
Patrick L. Flinn

/s/ William C. Pitt III          Director
-----------------------------
William C. Pitt III

/s/ Terri B. Hobbs               Acting President
-----------------------------    (Principal Financial and Accounting Officer)
Terri B. Hobbs

                         Index of Financial Statements

                                                                     PAGE
                                                                     ----

     Report of Independent Public Accountants......................   F-2
     Consolidated Balance Sheets as of
        December 31, 1998 and 1997.................................   F-3
     Consolidated Statements of Operations for the
        Years Ended December 31, 1998, 1997 and 1996...............   F-4
     Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1998,
        1997 and 1996..............................................   F-5
     Consolidated Statements of Cash Flows for the.................   F-6
        Years Ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements....................   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Metrotrans Corporation and Subsidiary:


We have audited the accompanying consolidated balance sheets of METROTRANS CORPORATION (a Georgia corporation) AND SUBSIDIARY as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrotrans Corporation and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




Atlanta, Georgia
April 14, 1999

                      Metrotrans Corporation and Subsidiary


                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                      (In Thousands, Except Share Amounts)




                           ASSETS                                   1998       1997
--------------------------------------------------------         ---------  ---------
CURRENT ASSETS:
   Cash                                                          $       0  $      50
   Accounts receivable, net of allowance for doubtful
      accounts of $134 and $77 in 1998 and 1997,
      respectively                                                   6,047      9,151
   Current portion of net investment in sales-type leases              256        877
   Inventories                                                      39,628     20,932
   Refundable income taxes                                           2,229          0
   Prepaid expenses and other                                        1,192      1,333
                                                                 ---------  ---------
            Total current assets                                    49,352     32,343
                                                                 ---------  ---------

PROPERTY, PLANT, AND EQUIPMENT, net                                  8,902      6,922
                                                                 ---------  ---------
OTHER ASSETS:
   Net investment in sales-type leases                                 130        405
   Intangibles, net                                                    502        536
   Deposits and other                                                  415        302
                                                                 ---------  ---------
            Total other assets                                       1,047      1,243
                                                                 ---------  ---------
                                                                   $59,301    $40,508
                                                                 =========  =========


            LIABILITIES AND STOCKHOLDERS' EQUITY                     1998      1997
--------------------------------------------------------         ---------  ---------
current liabilities:
   Accounts payable and accrued expenses                           $24,587     $7,726
   Current portion of long-term debt                                 2,236      1,087
   Customer deposits                                                 1,211        238
                                                                 ---------  ---------
            Total current liabilities                               28,034      9,051
                                                                 ---------  ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                              16,076     11,945
                                                                 ---------  ---------
OTHER NONCURRENT LIABILITIES                                           300        300
                                                                 ---------  ---------
DEFERRED INCOME TAXES                                                    0        183
                                                                 ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 10,000,000 shares                      0          0
      authorized
   Common stock, $.01 par value; 20,000,000 shares
      authorized, 4,098,244 and 4,084,294 shares issued and
      outstanding in 1998 and 1997, respectively                        41         41
   Additional paid-in capital                                       10,673     10,577
   Deferred compensation                                              (105)      (210)
   Retained earnings                                                 4,282      8,621
                                                                 ---------  ---------
                                                                    14,891     19,029
                                                                 ---------  ---------
                                                                   $59,301    $40,508
                                                                 =========  =========

        The accompanying notes are an integral part of these consolidated balance sheets.

                     Metrotrans Corporation and Subsidiary


                      Consolidated Statements Of Operations

              For The Years Ended December 31, 1998, 1997, and 1996

                      (In Thousands, Except Per Share Data)




                                                               1998          1997           1996
                                                             --------      --------       --------
NET REVENUE                                                  $ 76,114      $ 80,132       $ 77,482

COST OF SALES                                                  69,026        66,153         62,814
                                                             --------      --------       --------
         Gross profit                                           7,088        13,979         14,668

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
                                                               13,568         9,823          8,477
                                                             --------      --------       --------
              Operating (loss) income                          (6,480)        4,156          6,191

OTHER INCOME                                                      803             0              0
INTEREST EXPENSE, NET                                           1,237         1,330            736
                                                             --------      --------       --------
(LOSS) INCOME BEFORE INCOME TAXES                              (6,914)        2,826          5,455

INCOME TAX (BENEFIT) PROVISION                                 (2,575)        1,109          2,136
                                                             --------      --------       --------
NET (LOSS) INCOME                                            $ (4,339)     $  1,717       $  3,319
                                                             ========      ========       ========
(LOSS) EARNINGS PER SHARE:
    Basic                                                    $  (1.06)     $   0.43       $   0.83
                                                             ========      ========       ========

    Diluted                                                  $  (1.06)     $   0.42       $   0.81
                                                             ========      ========       ========
WEIGHTED AVERAGE  SHARES OUTSTANDING:
    Basic                                                       4,087         4,040          4,015
                                                             ========      ========       ========

    Diluted                                                     4,087         4,112          4,107
                                                             ========      ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                     Metrotrans Corporation and Subsidiary

                 Consolidated Statements Of Stockholders' Equity

              For The Years Ended December 31, 1998, 1997, and 1996

                        (In Thousands, Except Share Data)


                                                                Common Stock    Additional
                                                             ------------------  Paid-In         Deferred  Retained
                                                               Shares   Amount   Capital      Compensation Earnings     Total
                                                             ---------  ------- ----------    ------------ --------    --------
BALANCE, December 31, 1995                                   4,076,275    $41    $10,457          $(420)    $3,585     $13,663

   Net income                                                        0      0          0              0      3,319       3,319
   Compensation under restricted stock award                         0      0          0            105          0         105
   Issuance of stock grants to employees                           108      0          2              0          0           2
   Exercise of stock options and related tax benefit             1,000      0          7              0          0           7
                                                             ---------    ---    -------          -----     ------     -------
BALANCE, December 31, 1996                                   4,077,383     41     10,466           (315)     6,904      17,096

   Net income                                                        0      0          0              0      1,717       1,717
   Compensation under restricted stock
    award and related tax benefit                                    0      0         63            105          0         168
   Issuance of stock grants to employees                            36      0          1              0          0           1
   Exercise of stock options and related tax benefit             6,875      0         47              0          0          47
                                                             ---------    ---    -------          -----     ------     -------
BALANCE, December 31, 1997                                   4,084,294     41     10,577           (210)     8,621      19,029

   Net loss                                                          0      0          0              0     (4,339)     (4,339)
   Compensation under restricted stock award
   and related tax benefit                                           0      0          0            105          0         105
   Exercise of stock options and related tax benefit            13,950      0         96              0          0          96
                                                             ---------    ---    -------          -----     ------     -------
BALANCE, December 31, 1998                                   4,098,244    $41    $10,673          $(105)    $4,282     $14,891
                                                             =========    ===    =======          =====     ======     =======

  The accompanying notes are an integral part of these consolidated statements.

                     Metrotrans Corporation and Subsidiary


                      Consolidated Statements Of Cash Flows

              For The Years Ended December 31, 1998, 1997, and 1996

                                 (In Thousands)


                                                                                    1998          1997         1996
                                                                                  ---------    ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                             $ (4,339)    $  1,717       $3,319
    Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization                                               793          708          575
           Deferred taxes                                                             (183)        (446)         532
           Bad debt expense                                                             57         (205)          22
           Compensation under restricted stock award                                   105          105          105
           Changes in assets and liabilities, net of acquired business:
              Accounts receivable                                                    3,047        1,163        1,253
              Inventories                                                          (18,696)      (2,716)      (5,132)
              Refundable income taxes                                               (2,229)           0            0
              Other assets                                                               8         (460)        (108)
              Accounts payable and accrued expenses                                 16,860          500        1,053
              Customer deposits                                                        973         (314)         (52)
                                                                                  --------     --------      -------
                Total adjustments                                                      735       (1,665)      (4,258)
                                                                                  --------     --------      -------
                 Net cash (used in) provided by operating activities                (3,604)          52         (939)
                                                                                  --------     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (2,718)      (2,197)      (1,908)
    Purchase of Magnum Transportation                                                    0         (449)           0
    Net decrease (increase) in property held for lease                                   0           64          (56)
    Net decrease in investment in sales-type leases                                    896          626          728
                                                                                  --------     --------      -------
                 Net cash used in investing activities                              (1,822)      (1,956)      (1,236)
                                                                                  --------     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under line of credit                                  (410)      (7,297)       3,128
    Proceeds from refinancing of debt                                                4,000       10,000            0
    Net (decrease) increase in collateralized borrowings                               (80)         (45)          45
    Proceeds from Mayflower note payable                                             1,900            0            0
    Payments of long-term debt                                                        (130)        (774)      (1,008)
    Net proceeds from issuance of common stock                                          96           48            9
                 Net cash provided by financing activities                           5,376        1,932        2,174
                                                                                  --------     --------      -------
Net (decrease) increase in cash                                                        (50)          28           (1)
CASH AT BEGINNING OF YEAR                                                               50           22           23
                                                                                  --------     --------      -------
CASH AT END OF YEAR                                                               $      0     $     50      $    22
                                                                                  ========     ========      =======
CASH PAID FOR INTEREST                                                            $  1,196     $  1,323      $   749
                                                                                  ========     ========      =======
CASH PAID FOR INCOME TAXES                                                        $     75     $    515      $ 2,670
                                                                                  ========     ========      =======


  The accompanying notes are an integral part of these consolidated statements.

                     Metrotrans Corporation and Subsidiary


                  Notes To Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996



1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Metrotrans Corporation and its wholly owned subsidiary (the "Company").
     All significant intercompany transactions and accounts have been eliminated in consolidation.

     The Company manufactures and sells shuttle and midsize touring buses and distributes buses constructed by a foreign vendor. The Company markets its products in the United States, primarily through Company-operated sales centers and accepts trade-in vehicles of its own and other brands. Production of vehicles is generally not commenced until such time the customer has signed a sales contract and made a deposit, or agreed to the value of a trade-in vehicle.


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

     Warranties

     The Company offers a 13-month unlimited mileage warranty (excluding the chassis, engine, drivetrain, tires and certain other items covered by the manufacturer's standard warranty) on all new vehicles and service plans that extend limited coverage for longer periods. The Company accrues a liability for its warranty coverage based on historical experience.

     Inventories

     Chassis inventories are valued at cost. Units taken in trade are valued on a specific identification basis and do not exceed estimated realizable value. Inventories of conversion materials and supplies and work in process are valued at the lower of average cost or market on a first-in, first-out basis.

     Inventories as of December 31, 1998 and 1997 consist of the following (in thousands):

                                                                         1998         1997
                                                                      ---------     --------
              Chassis awaiting conversion                             $  3,958      $  3,437
              Raw materials                                              6,061         4,549
              Work in process                                            2,937         1,524
              Finished goods                                            19,888         6,287
              Used vehicles                                              6,784         5,135
                                                                      ---------    ----------
                                                                      $ 39,628      $ 20,932
                                                                      =========    ==========

     During the fourth quarter of 1998, the Company increased its reserve against the carrying value of its used vehicles by $1,429,000. This adjustment was required due to a number of factors including market conditions, a substantial increase in buses purchased under the Company's lease guarantees (Note 7), and the Company's desire to substantially reduce its investment in used vehicles.

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the assets' estimated useful lives of 3 to 7 years, except for buildings, which have estimated useful lives of 30 years.

     The detail of property, plant, and equipment as of December 31, 1998 and 1997 is as follows (in thousands):



                                                                         1998         1997
                                                                      ---------     --------
              Land                                                    $  1,283      $ 1,031
              Buildings                                                  3,910        3,891
              Property held for lease                                      357          569
              Machinery and equipment                                    2,894        1,958
              Furniture and fixtures                                       437          581
              Construction in progress                                   1,854          506
                                                                      ---------    ----------
                                                                        10,735        8,536
              Less accumulated depreciation                             (1,833)      (1,614)
                                                                      ---------    ----------
                                                                      $  8,902      $ 6,922
                                                                      =========    ==========

     Intangibles

     Intangibles consist of goodwill and a noncompete agreement related to the Company's acquisition of Magnum Transportation. Intangibles are being amortized over periods ranging from 10 to 40 years.

     Accounts Payable

     Accounts payable include book overdrafts created by outstanding checks. At December 31, 1998 and 1997, the book overdrafts totaled $2,790,000 and $382,000, respectively.

     (Loss) Earnings Per Share

     The Company calculates and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares outstanding and the dilutive effect of outstanding stock options and unvested restricted stock. For the year ended
     December 31, 1998, outstanding options of 327,000 have been excluded from diluted weighted average shares outstanding, as their impact was antidilutive. For the years ended December 31, 1997 and 1996, outstanding options of 96,500, and 15,000, respectively, have been excluded from diluted weighted average shares outstanding as the exercise price exceeded the average stock price and thus, their impact was antidilutive.

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets for which the Company's products are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 1998, the Company does not consider itself to have any significant concentrations of credit risk.

     Financial Instruments

     The book values of cash, trade accounts receivable, and trade accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different than the stated value as of December 31, 1998.

     The Company enters into foreign exchange forward contracts to hedge the foreign currency exposure of certain payables and purchases. These contracts are for periods consistent with the exposure being hedged and have maturities of one year or less. Gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transaction. The Company's foreign exchange forward contracts do not subject the Company's results of operations to risk from exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes. At December 31, 1998 and 1997, the Company had foreign exchange forward contracts with gross notional amounts of $2,471,000 and $0, respectively. The deferred gains or losses from these contracts were not material at December 31, 1998 and 1997.

     The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company's risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the foreign exchange hedging contracts. The credit and market risks under these contracts are not considered to be significant.

     Long-Lived Assets

     The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

     Comprehensive Income

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 30, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The Company has adopted the new pronouncement, which establishes new rules for the reporting and display of comprehensive income and its components; however, the Company has no other comprehensive income items as defined in SFAS No. 130.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting Derivative Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

3.   PRODUCT LEASES

     The Company leases its products to customers under various arrangements, with the leases recorded as either operating or sales-type leases, depending on the terms of the lease.

     For operating leases, rental revenue is recognized over the life of the lease, and the related equipment is depreciated over its estimated useful life. Net revenues recognized under operating leases during 1998, 1997, and 1996 were $459,000, $330,000, and $232,000, respectively. For sales-type leases, the discounted present value of lease revenues is recorded as sales, with related equipment cost (net of the discounted present value of any residual value) recorded as cost of sales. Financing income applicable to these leases is recognized over the life of the lease using the effective interest method. Net revenues recognized under sales-type leases during 1998, 1997, and 1996 were $0, $1,479,000, and $343,000, respectively.

     The components of the investment in sales-type leases as of December 31, 1998 and 1997 are as follows (in thousands):


                                                                  1998        1997
                                                                 ------      ------
              Total minimum lease payments receivable             $395       $1,335
                  Less unearned income                               9           53
                                                                  ----       ------
              Net investment                                       386        1,282
                  Less current portion                             256          877
                                                                  ----       ------
                                                                  $130       $  405
                                                                  ====       ======

      Minimum lease payments receivable as of December 31, 1998 are as follows:

                                                             Sales-Type
                                                               Leases
                                                             ----------
                       1999                                      $262
                       2000                                        77
                       2001                                        11
                       2002                                        45
                                                                 ----
                                                                 $395
                                                                 ====
4.   MAYFLOWER INVESTMENT

     In September 1998, the Mayflower Corporation ("Mayflower") purchased a total of 1,650,000 shares of the Company's common stock at a price of $15 per share from two nonmanagement directors of the Company. As a result of this transaction, Mayflower acquired 40.4% of the Company's outstanding common stock.

     In connection therewith, Mayflower agreed to loan up to $15,000,000 to the Company for a term of five years (Note 5) and to provide technical services to the Company. During 1998, the Company was invoiced approximately $114,000 related to technical services provided by Mayflower.

     In March 1999, the Company filed a lawsuit against Mayflower. The suit seeks compensatory damages in excess of $4,682,000, punitive damages, and specific performance under two agreements entered into in connection with the investment. The Company's complaint is based in part on the contention that Mayflower has refused to fund additional loans to the Company under the $15,000,000 loan agreement (Note 5) or to pay a fee related to certain performance by the Company. Mayflower has not yet answered the complaint.

5.  LONG-TERM DEBT

    The Company's long-term debt as of December 31, 1998 and 1997 consists of the following (in thousands):

                                                                                             1998          1997
                                                                                           -------        -------
     Revolving credit facility, payable December 2000; interest payable monthly at prime (7.75% at December 31, 1998) or LIBOR plus a margin of .75% to
     1.25%, depending on the Company's leverage ratio, as defined (7.1% at
     December 31, 1998), unsecured                                                         $14,486        $10,000

     Industrial development revenue ("IDR") bonds, payable through quarterly mandatory sinking fund redemption payments varying from $15 to $40 from
     June 1992 through 2011; interest payable monthly at variable rates, as
     defined in the agreement, secured by real estate                                        1,540          1,620

     Note payable to Mayflower, interest payable monthly at the rate of the revolving credit facility plus .50% (7.6% at December 31, 1998), principal
     due in full August 2003, unsecured                                                      1,900              0

     Notes payable to leasing companies for products sold under sales-type leases, secured by the leased equipment and customer notes receivable, payable in varying monthly installments, bearing interest at rates
     approximating 8% through 1999                                                              63            349

     Notes payable to leasing companies for products sold under sales-type leases, secured by the leased equipment, payable at the end of each lease
     through 2000, including interest at various rates approximating 8%                        323            933

     Note payable to a bank, bearing interest at prime plus 1% (9.5% at
     December 31, 1997), payable monthly, unpaid interest and principal, secured
     by property located in Orlando, Florida, paid in full August 1998                           0            130
                                                                                           ---------      --------
                                                                                            18,312         13,032

     Less amount due within one year                                                         2,236          1,087
                                                                                           ---------      --------
                                                                                           $16,076        $11,945
                                                                                           =========      ========

     During May 1998, the Company restructured its revolving credit facility. The new facility provides for maximum borrowings of $20,000,000, of which $14,486,000 was outstanding at December 31, 1998 and $5,514,000 was available for future borrowings. The facility requires the Company to maintain certain financial ratio covenants, as defined.

     At December 31, 1998, the Company was not in compliance with certain financial covenants contained in its unsecured credit facility. However, in April 1999, the lender waived all defaults, amended the financial ratio covenants, increased the aggregate commitment, through December 31, 1999, to $23 million, and obtained a security interest in substantially all the Company's assets. The amended agreement matures May 31, 2000 and requires the Company to maintain certain financial covenants related to inventory levels, tangible net worth and net income (loss). The Company expects to comply with the revised covenants throughout fiscal 1999. Under the amended agreement, the Company has agreed that it will not make any payments on or with respect to the Mayflower debt agreement (see below).

     The IDR bonds were issued in December 1991, with a face value of $2,000,000. The proceeds were used in 1991 and 1992 to fund the construction of a new manufacturing facility. The rate on the IDR bonds (average rate of 3.8% in 1998) may vary as frequently as every seven days to maintain a rate on the IDR bonds necessary to retain a market value approximating par value. At the Company's option, the interest rate on the IDR bonds can be fixed at the minimum rate necessary to retain a market value approximating par value.

     In connection with the Mayflower investment, Mayflower agreed to loan up to $15,000,000 to the Company for a term of five years, of which $1,900,000 was outstanding as of December 31, 1998. The agreement contains similar default provisions as those contained in the revolving credit facility. Accordingly, at December 31, 1998, the Company was in default of the agreement and all amounts outstanding have been classified as current liabilities in the accompanying balance sheet. Upon the occurrence of certain events, as defined (none of which had occurred at December 31, 1998), Mayflower may convert amounts outstanding under the agreement into shares of common stock.

     Future maturities of long-term debt as of December 31, 1998 are as follows (in thousands):

                       1999                                           $ 2,236
                       2000                                            14,646
                       2001                                               111
                       2002                                               144
                       2003 and thereafter                              1,175
                                                                      -------
                                                                      $18,312
                                                                      =======

6.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                      1998         1997          1996
                                                    --------     -------       --------
              Current taxes:
                  Federal                           $(2,285)      $1,509        $1,417
                  State                                (269)         199           187
              Deferred                                  (21)        (599)          532
                                                    -------       ------        ------
                                                    $(2,575)      $1,109        $2,136
                                                    =======       ======        ======

     The differences between the federal statutory income tax rate and the Company's effective tax rate were:


                                                                             1998        1997      1996
                                                                           --------    --------  --------
              Federal statutory rate                                        (34.0)%      34.0%     34.0%
              State income taxes, net of federal tax benefit                 (4.0)        4.5       4.5
              Other, net                                                      0.6         0.7       0.7
                                                                            -----        ----      ----
                                                                            (37.2)%      39.2%     39.2%
                                                                            =====        ====      ====

     Components of the net deferred tax asset (liability) as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                                1998        1997
                                                                               ------     -------
              Deferred tax liabilities:
                  Revenue recognition                                          $(145)     $(443)
                  Leasing activities                                            (119)         0
                                                                               -----      -----
                            Total deferred tax liabilities                      (264)      (443)
                                                                               -----      -----
              Deferred tax assets:
                  Inventories                                                    369        234
                  Leasing activities                                               0        260
                  Liabilities not currently deductible                           289        406
                  Allowance for doubtful accounts                                129         45
                                                                               -----      -----
                            Total deferred tax assets                            787        945
                                                                               -----      -----
              Net deferred tax asset (liability)                               $ 523      $ 502
                                                                               =====      =====

7.   COMMITMENTS AND CONTINGENCIES

     Suppliers

     The Company has a supply agreement with a major motor-vehicle chassis manufacturer. Under the agreement, the Company is shipped chassis on consignment and is obligated to pay interest at prime on consigned chassis during any portion of the consignment period which extends beyond 90 days. The consignment period is the period from delivery of the chassis to the date the chassis is placed in production by the Company. During the consignment period, the vehicle manufacturer retains title to the chassis and has the right to redistribute the chassis to its other customers. Similarly, the Company has the right to return the chassis within the consignment period and must make full payment at the end of the consignment period if it desires to retain the chassis. At December 31, 1998, chassis on hand accounted for as consigned inventory was approximately $4,259,000. Interest paid on consigned chassis amounted to $88,000, $531,000, and $339,000 in 1998, 1997, and 1996, respectively.

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

     During 1998 and 1997, the Company purchased buses totaling $4,714,000 and $1,900,000, respectively related to the above guarantees and in 1996 purchased an insignificant amount of buses. As of December 31, 1998, approximately $2,444,000 of the repossessed buses remained in used vehicle inventory. Due to the significant increase in the amount of repossessed used vehicles, the Company may be required to sell the vehicles below their repurchase price. As noted in Note 2, during the fourth quarter of 1998 the Company recorded a reduction in the carrying value of used vehicles, of which $642,000 related to repossessed vehicles.

     As of December 31, 1998, the Company's aggregate potential liability under the above arrangements was $15,033,000. In the opinion of management, the Company's obligation under the above arrangements will not have a material adverse impact on the Company's financial position or results of operations.

     The Company leases certain office space and equipment under operating leases. Future minimum lease payments under these agreements as of December31, 1998 are as follows (in thousands):

                                1999                              $   402
                                2000                                  278
                                2001                                  196
                                2002                                  153
                                2003                                   24
                                                                   ------
                                                                   $1,053
                                                                   ======

     Rental expense for 1998, 1997, and 1996 totaled $740,000, $710,000, and
     $287,000, respectively.

     In November 1998 the Company sold its operating lease obligation associated with an airplane. In connection therewith, the Company recorded a gain of $803,000, which has been classified as other income in the accompanying statement of operations.

     Litigation

     In November 1998, the Company gave notice of termination of employment of its President and Chief Operating Officer. In December 1998, the former officer filed a complaint against the Company seeking damages of $375,000 for wrongful termination.

     The Company is involved in certain other legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations.

     Employee Benefit Plan

     The Company has a 401(k) profit-sharing plan (the "Plan") available to all employees of the Company who have completed six months of service and have attained age 21. The Plan includes a salary deferral arrangement pursuant to which employees may contribute a maximum of 15% of their salary on a pretax basis. The Company may make both matching and additional contributions at the discretion of the Company's board of directors. During 1998, 1997, and 1996 the Company made contributions of $187,000, $130,000, and $129,000, respectively to the Plan.

8.   STOCKHOLDERS' EQUITY

     Preferred Stock

     The board of directors has authorized 10,000,000 shares of preferred stock with no par value. The board of directors has the authority to issue these preferred shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     Incentive Stock Plans

     In March 1994, the Company adopted long-term incentive plans which allow the issuance of grants or awards of incentive stock options, nonqualified stock options, and restricted stock to employees and directors of the Company to acquire up to 601,500 shares of the Company's common stock. Options generally become exercisable over three to four years and expire ten years after the date of grant. At December 31, 1998, 254,675 shares were reserved for future grants under the incentive plans.

     During 1998 and 1997, the Company issued 0 and 5,000, respectively, nonqualified stock options outside of the above incentive plans. The options were issued at fair market value at the date of grant and become exercisable over three to four years.

     Stock option activity during each of the three years ended December 31, 1998 is summarized as follows:

                                                                             Weighted
                                                             Number           Average
                                                               of            Exercise
                                                             Shares           Price
                                                            ----------      ----------
              Outstanding at December 31, 1995                197,000        $  7.28
                  Granted                                     141,000          13.46
                  Exercised                                         0           0.00
                  Canceled                                    (16,000)          7.41
                                                            ----------
              Outstanding at December 31, 1996                322,000          10.33
                  Granted                                     147,000          10.05
                  Exercised                                    (6,875)          6.89
                  Canceled                                    (76,125)         10.87
                                                            ----------
              Outstanding at December 31, 1997                386,000           9.85
                  Granted                                           0           0.00
                  Exercised                                   (13,950)          6.88
                  Canceled                                    (45,050)         10.16
                                                            ----------
              Outstanding at December 31, 1998                327,000           8.51
                                                            ==========

              Exercisable at December 31, 1998                161,375           9.43
                                                            ==========


     The weighted average remaining life of the options outstanding at December 31, 1998 was 7.7 years.

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

     The Company accounts for the stock option plans under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 "Accounting for Stock-Based Compensation," allows a company to follow APB Opinion No. 25 with additional disclosure that shows what the Company's net income and earnings per share would have been using the compensation model under SFAS No. 123.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions used for grants in 1997 and 1996:

                                                             1997         1996
                                                           --------      -------
              Risk-free interest rate                      5.8%          6.4%
              Expected dividend yield                      0.0%          0.0%
              Expected lives                               Six years     Six years
              Expected volatility                          51.0%         45.0%

     The total values of the options granted during the years ended December 31, 1998, 1997, and 1996 were computed as approximately $0, $661,000, and $808,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the following pro forma amounts:

                                                           1998         1997         1996
                                                        ----------    ---------     --------
              Net (loss) income:
                  As reported                             $(4,339)      $1,717        $3,319
                  Pro forma                                (4,658)       1,478         3,167
              Basic (loss) earnings per share:
                  As reported                             $ (1.06)      $ 0.43        $ 0.83
                  Pro forma                                 (1.14)        0.37          0.79
              Diluted (loss) earnings per share:
                  As reported                             $ (1.06)      $ 0.42        $ 0.81
                  Pro forma                                 (1.14)        0.36          0.77

9.   ACQUISTION

     In October 1997, the Company purchased substantially all of the assets of J.D. Dunn, Inc. d/b/a Magnum Transportation for $427,000 in cash and $450,000 in seller obligations. The seller obligations are payable in three payments of $150,000. The first payment in January 1998 was payable in cash. The second and third payments are payable in the form of common stock in January 1999 and January 2000, respectively, and have been included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     Total consideration, including transaction costs of $22,000, was $899,000. The transaction was accounted for as a purchase. The excess of purchase price over the fair value of net assets purchased of $536,000 was allocated to goodwill and a noncompete agreement.


10.  BUSINESS SEGMENT INFORMATION

     The Company operates in one business segment, the manufacturing and selling of shuttle and midsize touring buses. The Company accepts trade-in vehicles of its own and other brands. The Company distributes new vehicles through Company owned dealers. Used buses are sold through the Company's wholly owned subsidiary, Bus Pro. The Company has no significant long-lived assets located outside the United States.

     Revenues by product grouping are as follows:

                                                      1998           1997          1996
                                                    -------        -------       -------
              New vehicles                          $61,196        $67,698       $70,082
              Used vehicles                          10,242          8,939         6,015
              Parts and other                         4,676          3,495         1,385
                                                   --------        -------       -------
                            Total                   $76,114        $80,132       $77,482
                                                   ========        =======       =======

                               INDEX OF EXHIBITS

Exhibit
 Number           Description
--------          -----------

3.1 Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-76492).

3.2 Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-76492).

10.1 (a) Authorized Converter Pool Agreement dated July 10, 1990, by and between the Company and Ford Motor Company with respect to chassis purchases. (Exhibit 10.1(a) to the Company's Registration Statement on Form S-1, No. 33-76492).

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

10.2 (a) Loan Agreement between Metrotrans Corporation and NationsBank, N.A. dated September 5, 1997 (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 28,1997).

     (b) Second Amendment to Loan Agreement dated as of August 21, 1998, by and between the Company and NationsBank N.A. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 4, 1998).

     (c) Third Amendment to Loan Agreement dated as of September 15, 1998, by and between Metrotrans Corporation and NationsBank N.A. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended October 4, 1998).

     (d) Fourth Amendment to Loan Agreement dated as of April 9, 1999, by and between Metrotrans Corporation and NationsBank, N.A. *

10.3 (a) Indenture of Trust dated as of December 1, 1991, between the Griffin-Spalding County Development Authority (the "Authority") and the First National Bank of Chicago, as trustee, with respect to the bond financing on the Company's manufacturing facility (Exhibit 10.5(a) to the Company's Registration Statement on Form S-1, No. 33-76492).

      (c) Lease Agreement dated December 1, 1991, between the Authority and EMS Properties, Inc., with respect to the Company's manufacturing facility (Exhibit 10.5(b) to the Company's Registration Statement on Form S-1, No. 33-76492).

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

10.4**  (a)  Employment Agreement dated March 15, 1994, between D. Michael
          Walden and the Company (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-76492).

      (b) Amended Employment Agreement dated as of April 1, 1998, between D. Michael Walden and the Company.*

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

10.8 Agreement dated August 21, 1998, among The Mayflower Corporation plc, Mayflower (U.S. Holdings), Inc., the Company, D. Michael Walden, Terri B. Hobbs, Randolph B. Stanley and M. Earl Meck (Exhibit 10 to the Company's Current Report on Form 8-K dated August 21, 1998).

10.9 Loan Agreement dated August 21, 1998, between The Mayflower Corporation plc and the Company (Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 15, 1998).

10.10** Employment Agreement dated as of August 31, 1998, between Terri B.
        Hobbs and the Company.*

11      Computation of Earnings Per Share. *

21      Subsidiaries of the Company. *

23      Consent of Arthur Andersen LLP.*

27  Financial Data Schedule.*

______________
*   Filed herewith
**  The indicated exhibit is a management contract or compensatory plan.