Form 10-K405/A
period 1998-12-31
METROTRANS CORP
filed 1999-04-19
CIK 920464

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                                 YEARS ENDED DECEMBER 31,
                                                 -------------------------
                                         1998     1997    1996   1995      1994
                                         ----     ----    ----   ----      ----
INCOME STATEMENT DATA:
Net revenue..........................  $76,114  $80,132 $77,482 $64,027  $52,271
Cost of sales........................   69,026   66,153  62,814  50,914   42,494
                                       -------  ------- ------- -------  -------

Gross profit.........................    7,088   13,979  14,668  13,113    9,777
Selling general, and administrative
 expenses............................   13,568    9,823   8,477   7,458    6,900
                                       -------  ------- ------- -------  -------

Operating income (loss)..............   (6,480)   4,156   6,191   5,655    2,877
Other income.........................      803        0       0       0      105
Interest expense, net................    1,237    1,330     736     711      498
                                       -------  ------- ------- -------  -------

Income before  income taxes (loss)...   (6,914)   2,826   5,455   4,944    2,379
Income tax provision (benefit)/1/....   (2,575)   1,109   2,136   1,914      920
                                       -------  ------- ------- -------  -------

Net income (loss)....................  $(4,339) $ 1,717 $ 3,319 $ 3,030  $ 1,459
                                       -------  ------- ------- -------  -------

Diluted weighted average number of
 shares/2/...........................    4,087    4,112   4,107   3,993    3,698
                                       -------  ------- ------- -------  -------

Diluted net income per share.........    (1.06)   $0.42   $0.81   $0.76    $0.39
                                       -------  ------- ------- -------  -------

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


                                                 YEARS ENDED DECEMBER 31,
                                                 -------------------------
                                  1998     1997     1996     1995     1994
                                  ----     ----     ----     ----     ----
BALANCE SHEET DATA:
Working capital.............    $21,318  $23,292  $13,508  $11,214  $ 6,723
Total assets................     59,301   40,508   36,564   29,667   25,521
Long-term debt..............     16,076   11,945    2,719    3,727    4,122
Stockholders' equity........     14,891   19,029   17,096   13,663    9,637

OTHER DATA:
Total units sold or leased..        927    1,168    1,284    1,117      982

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized as of the 19th day of April, 1999.

                                METROTRANS CORPORATION
                                (Company)



                                By/s/ Henry J. Murphy
                                ------------------------------------
                                Henry J. Murphy
                                Interim Chief Executive Officer
                                Principal Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 19, 1999.


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