Form 10-Q
period 1999-04-04
METROTRANS CORP
filed 1999-05-24
CIK 920464

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                     FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO _____

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

                              ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                           Outstanding at May 19, 1999

Common Stock, $.01 Par Value                       4,129,737 shares

                              Page 1


                          METROTRANS CORPORATION

                       Quarterly Report on Form 10-Q
                  For the Quarter Ended April 4, 1999

                            Table of Contents

Item                                                                Page
Number                                                              Number

                          PART I.  FINANCIAL INFORMATION

1               Financial Statements:

                Consolidated Balance Sheets as of April 4, 1999
                and December 31, 1998                                  3

                Consolidated Statements of Income for the three
                months ended April 4, 1999 and April 5, 1998           4

                Consolidated Statements of Cash Flows for the
                three months ended April 4, 1999 and April 5, 1998     5

                Notes to Consolidated Financial Statements             6

2               Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8

3               Quantitative and Qualitative Disclosures about
                Market Risk                                            13


                          PART II.  OTHER INFORMATION

1               Legal Proceedings                                      13

5               Other Information                                      14

6               Exhibits and Reports on Form 8-K                       15

                Signature                                              16

                Index of Exhibits                                      17

                                       2


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                              METROTRANS CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        (In thousands, Except Share Data)


                                                        April 4      December 31
                                                          1999          1998
                                                     (Unaudited)

                                    ASSETS


CURRENT ASSETS:
  Cash                                               $      0       $      0
  Accounts Receivable, net of allowance for
    doubtful accounts of $340 and $134 in 1999
    and 1998, respectively                              3,637          6,047
  Current portion of net investment in
    sales-type leases                                     210            256
  Inventories                                          34,419         39,628
  Refundable income taxes                               1,892          2,229
  Prepaid expenses and other                            1,532          1,192
                                                     ________       ________
      Total current assets                             41,690         49,352

PROPERTY, PLANT AND EQUIPMENT, net                      8,605          8,902

NET INVESTMENT IN SALES-TYPE LEASES                       136            130

INTANGIBLES                                               493            502

DEPOSITS AND OTHER                                        413            415
                                                     ________       ________
                                                     $ 51,337       $ 59,301
                                                     ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $ 19,384       $ 24,587
  Current portion of long-term debt                     2,356          2,236
  Customer deposits                                     1,391          1,211
                                                     ________       ________
    Total current liabilities                          23,131         28,034
                                                     ________       ________

LONG-TERM DEBT, net of current portion                 19,369         16,076
                                                     ________       ________

OTHER NONCURRENT LIABILITIES                              150            300
                                                     ________       ________

STOCHOLDERS' EQUITY:
  Preferred stock, no par value; 10,000,000
    shares authorized                                       0              0
  Common stock, $.01 par value; 20,000,000
    shares authorized, 4,129,737 and 4,098,244
    shares issued and outstanding in
    1999 and 1998, respectively                            41             41
  Additional paid-in capital                           10,824         10,673
  Deferred compensation                                   (79)          (105)
  Retained (deficit) earnings                          (2,099)         4,282
                                                     ________       ________
                                                        8,687         14,891
                                                     ________       ________
                                                     $ 51,337       $ 59,301
                                                     ========       ========

The accompanying notes are an integral part of these balance sheets.

                                       3

                              METROTRANS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, Except Share Data)
                                   (Unaudited)

                                                        Three Months Ended
                                                        __________________
                                                       April 4       April 5
                                                         1999          1998
                                                       _______       _______

NET REVENUE                                         $  17,467      $  16,018

COST OF SALES                                          19,057         13,796
                                                    _________      _________

  Gross (Loss) Profit                                  (1,590)         2,222

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               4,350          2,908
                                                    _________      _________

  Operating Loss                                       (5,940)          (686)

INTEREST EXPENSE, net                                     441            279
                                                    _________      _________

LOSS BEFORE INCOME TAXES                               (6,381)          (965)

INCOME TAX BENEFIT                                          0           (379)
                                                    _________      _________

NET LOSS                                            $  (6,381)     $    (586)
                                                    =========      =========

NET LOSS PER SHARE:
  Basic                                             $   (1.55)     $   (0.14)
                                                    =========      =========

  Diluted                                           $   (1.55)     $   (0.14)
                                                    =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                 4,106          4,084
                                                    =========      =========

  Diluted                                               4,106          4,084
                                                    =========      =========

The accompanying notes are an integral part of these statements.
                                       4

                              METROTRANS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                        __________________
                                                       April 4       April 5
                                                         1999          1998
                                                       _______       _______


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (6,381)     $    (586)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         256            187
    Writedown of long-lived assets                        100              0
    Compensation under restricted stock award              26             26
    Changes in assets and liabilities:
      Accounts receivable                               2,410         (2,130)
      Inventories                                       5,209         (2,834)
      Other assets                                         (1)           138
      Accounts payable and accrued expenses            (5,203)           849
      Customer deposits                                   180            385
                                                    _________      _________
        Total adjustments                               2,977         (3,379)
                                                    _________      _________
        Net cash used in operating activities          (3,404)        (3,965)
                                                    _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (89)          (515)
  Net decrease in investment in sales-type leases          40            248
                                                    _________      _________
        Net cash by used in investing activities          (49)          (267)
                                                    _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                   3,473          4,499
  Net decrease in collateralized borrowings               (20)          (180)
  Net repayments of long-term debt                          0            (87)
                                                    _________      _________
        Net cash provided by
          financing activities                          3,453          4,232
                                                    _________      _________

(DECREASE) INCREASE IN CASH                                 0              0

CASH AT BEGINNING OF PERIOD                                 0             50
                                                    _________      _________

CASH AT END OF PERIOD                               $       0      $      50
                                                    =========      =========

CASH PAID FOR INTEREST                              $     166      $     260
                                                    =========      =========

CASH PAID FOR TAXES                                 $       0      $       0
                                                    =========      =========

The accompanying notes are an integral part of these statements.

                                       5

                                METROTRANS CORPORATION
                        Notes to Consolidated Financial Statements
                                    April 4, 1999

1.   Basis of Presentation

     The financial statements include the accounts of Metrotrans Corporation and its Subsidiary (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, omit certain information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

     In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Results presented for the three-month period ended April 4, 1999 are not necessarily indicative of results that may be expected for the full fiscal year.

2.   Inventories

     Inventories consist of (in thousands):

                                   April 4, 1999      December 31, 1998
Chassis awaiting conversion           $ 1,181             $ 3,958
Raw materials                           6,383               6,061
Work in process                         4,628               2,937
Finished goods                         16,285              19,888
Used vehicles                           5,942               6,784
                                      _______             _______
                                      $34,419             $39,628

3.    Commitments and Contingencies

     The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of April 4, 1999 and December 31, 1998 was $17 million and $15 million, respectively. During the quarter ended April 4, 1999, the Company purchased buses totaling approximately $19,000 related to 1998 lease defaults and litigation settlements.
                                       6

     The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations. Please see Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

4.   New Accounting Pronouncements

     The Company has no Other Comprehensive Income Items as defined by SFAS No. 130.

     In July 1998, the Financial Accounting Standards Board ("FASB")issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities". The Company must adopt the provisions of SFAS No. 133 by January 1, 2000. The Company has not yet determined the impact of the adoption of SFAS 133.

5.   Long-Term Debt

Effective April 12, 1999, the Company has entered into an amended secured revolving credit facility (the "Amended Facility"). Under the Amended Facility,
the Company has obtained a waiver of all defaults which existed under the unsecured credit facility. In addition, the Amended Facility provides a commitment of up to $23 million, an increase of $3 million. Interest under the Amended Facility is at prime (7.75% at April 12, 1999).
In connection with the Amended Facility, the Company has pledged a security interest in substantially all of its assets. The $23 million commitment is subject to certain automatic reductions, including reductions related to decreases in the Company's level of inventory and an automatic reduction on December 31, 1999 to  $20 million.
  Finally, under the Amended Facility, the Company is subject to certain financial covenants including a restriction on total capital expenditures of $500,000 in any calendar year, a prohibition on the payment of any cash dividends, as well as restrictions on maximum inventory levels and other covenants related to net income and tangible net worth.
                                       7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond Metrotrans Corporation's control. Among other things, these risks and uncertainties include: the availability of third party lending on terms favorable to the company; changes in price and demand for the company's products; the ability of Metrotrans Corporation to attract and retain qualified management, manufacturing and sales personnel; the ability to control manufacturing costs; the effects of competition; changes in accounting policies and practices; the ability of Metrotrans Corporation, its vendors, suppliers and customers to be Year 2000 compliant; the ability to complete the implementation of a manufacturing cost accounting system; and, the ability to obtain chassis on a timely basis on terms acceptable to the company. Forward-looking statements may also be made in Metrotrans Corporation's other reports filed under the Exchange Act, press releases, and other documents; as well as by management in oral statements. Metrotrans Corporation undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for Metrotrans Corporation to predict all of such factors. Further, Metrotrans Corporation cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

     The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. Since the introduction of the Classic(r) in 1986, the Company has experienced significant growth in unit sales and revenues. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(r) in 1990, the Eurotrans XLT(r) and the Classic II(r) in 1992, the Classic Commuter(r) in 1993, the Legacy LJ by Metrotrans(tm) in 1996 the Anthem(tm) in 1997 and the Classic XLT (tm) in 1998. Metrotrans began exclusive marketing of the Irizar Century in 1997 with the first deliveries occurring in the second quarter of 1998.

                                       8

Results of Operations

     The Company's first quarter of operations were adversely affected as a result of a number of factors, including a change in management personnel involving Mayflower Corporation plc ("Mayflower") representatives who occupied key management positions in the Company and the medical leave of Michael Walden, Chairman and CEO. Mayflower also was obligated under its loan agreement with the Company to lend it up to $15 million. As of December 31, 1998, the Company had borrowed $1.9 million under this agreement and in January 1999 requested additional advances under the agreement. Mayflower refused to make advances as required under the loan agreement and their personnel, who occupied key management positions, left the Company. These two occurrences caused significant problems for the Company, including liquidity problems. The liquidity problems caused concern to customers, vendors and the financing institutions which provide financing for the Company's new bus sales. In some cases, vendors slowed or stopped deliveries of parts and customers deferred or cancelled orders. Accordingly, production schedules could not be met, buses could not be delivered as planned, and production levels had to be curtailed. As a result, the Company's margins and net income have decreased significantly. The Company completed a new credit arrangement with its primary lender on April 12, 1999. In addition, due to the illness of the Chairman of the Board, as well as the departure of the Mayflower management team, it was necessary for the Company to employ an interim Chief Executive Officer in March, 1999.

     The Company has embarked on a severe cost reduction effort for all expenses, has instituted tighter controls over manufacturing, and has reduced inventories by approximately $5 million since year end and receivables by approximately $3 million. The Company's backlog for manufactured buses has increased since April 5, 1999.

     Irizar sales in the first quarter were below plan, and sales for at least the second and third quarter also will be significantly negatively impacted. Management is currently meeting with Irizar to examine production and sales issues.

     Ford Motor Company (the Company's primary supplier for chassis) notified the Company on May 21, 1999 that they are reviewing their payment requirement relationship with the Company. The effect of any proposed change could, among other things, impact the Company's liquidity in future quarters. The Company is currently meeting with Ford representatives to resolve these issues.

                                       9

     The following table sets forth, as a percentage of net revenue, the relationship of selected items included in the Company's income statement for the periods indicated.

                                                Three Months Ended
                                               April 4,     April 5,
                                                 1999         1998
               Net revenue                       100.0 %      100.0 %
               Cost of sales                     109.1         86.1
                                                 _____        _____
               Gross (loss) profit                (9.1)        13.9
               Selling, general and
                  administrative expenses         24.9         18.2
                                                 _____        _____

               Operating (loss)                  (34.0)        (4.3)
               Interest expense                    2.5          1.7
                                                 _____        _____

               (Loss) before income taxes        (36.5)        (6.0)
               Income tax (benefit) provision        0         (2.3)
                                                 _____        _____

               Net (loss) income                 (36.5)%       (3.7)%
                                                 =====        =====

Net Revenue. Net revenue increased 9.0% to $17.5 million for the three months ended April 4, 1999 from $16.0 million for the comparable prior year period. The increase in net revenue for the 1999 quarter over the prior year first quarter resulted from the sale of Irizar buses plus a slight increase in the sale of manufactured units which was offset by used bus sales.

     Sales of cutaway models during the first quarter of 1999 were 195 units totaling $10.1 million compared with 191 units totaling $9.8 million in the same prior year period.

     Sales of rear-engine models during the first quarter were 25 units totaling $5.7 million including $3.8 million from the sale of 11 full-size Irizar Century motorcoaches compared with 19 units totaling $2.4 million during the first quarter of 1998.

                                       10

     Production backlog at April 4, 1999 was approximately $28.8 million, including $14.2 million in orders for rear-engine transit buses.
This compares with a backlog of approximately $33 million at the end of the first quarter of 1998 which included approximately $15 million in orders for Irizar coaches.

     Cost of Sales and Gross Profit Cost of sales increased 38.1% in the first quarter of 1999 to $19.1 million from $13.8 million in the first quarter of 1998. Cost of sales in the first quarter was adversely affected by delays in production, an increase in labor costs coupled with poor labor utilization, higher materials cost and higher than normal plant overhead.

     Labor costs in the first quarter were $1.6 million compared to $1.2 million for the prior year quarter. This increase resulted from a higher headcount, more overtime, and a four percent increase in labor rate compared with the previous year quarter. Material costs increased from 64.8% of sales to 73.1% of sales from the comparable period in the prior year. Plant overhead increased 89.8% from $1.2 million to $2.2 million due in part to increased headcount in engineering, plant maintenance and plant supervisory personnel.

     In addition, because of the Company's need for liquidity and conversion of receivables and inventory into cash, the Company has reduced its carrying value of its used bus and demonstrator inventory by approximately $1 million to facilitate more timely sales.

     The gross loss in the first quarter was $1.6 million versus a gross profit of $2.2 million for the prior year quarter. The decrease was caused by the lower than planned production, underutilized labor, higher material costs and the reduction in inventory carrying value on used buses and demonstrators. In addition, the changes in management and parts shortages resulted in quality issues in delivering finished buses to customers as planned, and rear-engine bus production required higher engineering and design cost and increased production time. These greater than anticipated costs could not be offset by increasing selling prices.

     Selling, General and Administrative Expenses and Operating Income.
The significant increases in selling, general and administrative expenses of 49.6% were caused primarily by significantly greater professional fees incurred due to the conditions addressed above, including the hiring of management turnaround consultants as suggested by the Company's lender, and write-off of delinquent receivables or lease obligations under the Company's recourse arrangements.

     Interest Expense. Interest expense of $441,000 in the first quarter of 1999 represents an increase of 58.1% for the first quarter of 1998. The increase for the quarter primarily was the result of an increase in the average balance outstanding under the Company's revolving credit facility during the quarter resulting from higher inventory levels and higher accounts receivable.

                                       11

     Liquidity and Capital Resources Net cash used in operating activities during the three months ended April 4, 1999 totaled $3.4 million compared with cash used in operating activities of $4.0 million in the comparable period in 1998. Decreases in accounts receivable and inventory of $2.4 million and $5.2 million, respectively, along with increased borrowings of $3.5 million were used to decrease accounts payable and accrued expenses by $5.2 million and to fund current operating needs. The decrease in inventory resulted primarily from a decrease in finished goods and chassis awaiting conversion offset by an increase in work in process. The Company has initiated steps and will continue to reduce inventory levels and to accelerate the collection of accounts receivable.

     Under the "Amended Credit Facility", the Company is limited to make Capital Expenditures and will be required to use substantially all of it's cash flow to fund future operations and reduce it's outstanding debt.

     The Company does not anticipate receiving any additional funding under the Mayflower Agreement nor does the Company intend to repay the existing $1.9 million advance made under the Mayflower Loan Agreement pending the resolution of the pending litigation between the parties.

     Ford Motor Company (the Company's primary supplier for chassis) notified the Company on May 21, 1999 that they are reviewing their payment requirement relationship with the Company. The effect of their proposed change could, among other things, impact the Company's liquidity in future quarters. The Company is currently meeting with Ford representatives to resolve these issues.


     Year 2000 Issues.  Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures; (i) some systems' programming assigns special meaning to certain dates, such as
9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company's manufacturing and distribution operations are not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. The Company has developed a plan to modify its information technology for the year 2000. During the past two years, the Company has implemented a program designed to update its information systems. Although the implementation of the program primarily is intended to provide better operating systems and accounting, inventory and production controls, the Company has been aware of the year 2000 issues in its selection of hardware and software. The third party vendors that have supplied new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company has experienced delays in the implementation and integration of the new systems; however, the Company anticipates that the new systems will be operational prior to December 31, 1999. The Company also is conducting a review of other systems, which was substantially completed in March, 1999, at a cost not material to its business, financial condition, or results of operations. As of May 9, 1999, the Company anticipates it will incur up to $50,000 in replacing and converting the Company's data processing and management information systems. The amount may increase as additional information is obtained to complete the replacement and conversion process.
                                       12

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Jerry J. Schweiner v. Metrotrans Corporation, Superior Court for Spalding, State of Georgia, Civil Action File No. 98-CV-1994. In November, 1998, the Company gave notice of termination of Jerry J. Schweiner's employment with the Company. Mr. Schweiner had served as President and Chief Operating Officer of the Company since April 1998. On December 29, 1998, Mr. Schweiner filed a Complaint against the Company alleging that the Company wrongfully terminated him in violation of his employment contract with the Company. Mr. Schweiner is seeking compensatory damages in the amount of $375,000. The Company filed its Answer and Counterclaim against Mr. Schweiner on January 28, 1999. The parties have begun discovery.

                                       13

     Metrotrans Corporation v. The Mayflower Corporation, plc, and Mayflower (U.S. Holdings), Inc., United States District Court for the Northern District
 of
Georgia, Atlanta Division, Case No. 1:99-CV-0681-WBH. On March 15, 1999, the Company filed a Complaint against Defendants Mayflower, and its subsidiary, Mayflower (U.S. Holdings), Inc. In its Complaint, the Company seeks compensatory damages in excess of $4,682,000, punitive damages, and specific performance of the Mayflower Agreement and the Loan Agreement between the Company and the Defendants based on theories of breach of contract, quantum meruit, promissory estoppel, breach of fiduciary duty, and fraudulent misrepresentation and concealment. The Company's Complaint is based in part on the fact that Mayflower has refused to fund additional loans to the Company under the Loan Agreement or to pay a fee for the Company's provision of material assistance, at Mayflower's request, in connection with Mayflower's acquisition of Dennis Group, plc. On April 14, 1999, the Mayflower Defendants filed their Answer and Counterclaim, as well as a Motion to Join Indispensable Parties seeking to add seven of the Company's current or former officers or directors. The Company has opposed the Mayflower Defendants' Motion to Join Indispensable Parties, but, before the Company was able to respond to the Mayflower Defendants' Counterclaim, the Mayflower Defendants filed an Amended Counterclaim. In the Amended Counterclaim, filed May 3, 1999, the Mayflower Defendants seek either rescission of the Mayflower Agreement and the Loan Agreement, or compensatory and punitive damages, based on seven causes of action: securities fraud under Federal and Georgia law, common law fraud, negligent misrepresentation, breach of contract and a derivative claim for breach of fiduciary duties. The Company's response to the Mayflower Defendants'
Amended Counterclaim is due on May 27, 1999. Discovery on the Company's claims has begun.

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

Item 5.  Other Information

Recent Events

Effects of Continued Listing on NASDAQ. On May 14, 1999, the Company was notified by the administrative staff of NASDAQ AMEX that the Company's Common Stock has failed to maintain the minimum market value of public float in accordance with NASDAQ Marketplace Rule 4450(a)(2). The Company has been afforded 90 calendar days (up to August 16, 1999) in which to regain compliance with Marketplace Rule 4450(a)(2). If the Company is unable to demonstrate compliance by that date, the Company's securities may be delisted
from trading on the NASDAQ National Market. In such event, the Company would apply to list the Common Stock on the NASDAQ SmallCap Market, the American Stock
Exchange, the OTC Bulletin Board or other quotation system or exchange on which the Common Stock would qualify, until such time that the Company is able to again qualify for listing on the NASDAQ National Market. It is possible, however, that investors might react negatively to a delisting from the NASDAQ National Market, which could adversely affect trading in the Common Stock.
                                       14

Employment of D. Michael Walden.  The Company's founder, Chairman and
Chief Executive Officer, D. Michael Walden, has been on a medical leave since March 3, 1999. As a result of the leave continuing for an indefinite period, the Amended Employment Agreement between the Company and Mr. Walden and the employment of Mr. Walden has terminated. Mr. Walden will continue to serve as a director of the Company, although he is no longer Chairman of the Board. As previously announced, Mr. Henry J. Murphy currently is serving as interim Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  The following exhibits are filed with this report:

10.1 Employment Agreement, dated April 12, 1999, effective March 8, 1999, between the Registrant and Henry J. Murphy.

10.2  Agreement dated March 11, 1999, between the Registrant and Arthur
Andersen
LLP.

   (b) No Current Reports on Form 8-K were filed by the Company during the Quarter ended April 4, 1999:

                                       15

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         METROTRANS CORPORATION
                                         (Registrant)



     Date: May 24, 1999                   By:/s/ Henry J. Murphy
                                          Henry J. Murphy
                                          Interim Chief Executive Officer
                                          (Principal Executive Officer
                                           and Principal Financial
                                           and Accounting Officer)


                                       16

                                  INDEX OF EXHIBITS


Exhibit No.

10.1 Employment Agreement, dated April 12, 1999, effective March 8, 1999, between the Registrant and Henry J. Murphy.

10.2  Agreement dated March 11, 1999, between the Registrant and Arthur
Andersen
      LLP.

                                       17