Form 10-Q/A
period 1999-04-04
METROTRANS CORP
filed 1999-05-25
CIK 920464

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

                              Page 1 of 4


Item 6.  Exhibits and Reports on Form 8-K

   (a)  The following exhibits are filed with this report:

27  Financial Data Schedule

                                       2

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         METROTRANS CORPORATION
                                         (Registrant)



     Date: May 25, 1999                   By:/s/ Henry J. Murphy
                                          Henry J. Murphy
                                          Interim Chief Executive Officer
                                          (Principal Executive Officer
                                           and Principal Financial
                                           and Accounting Officer)


                                       3

                                  INDEX OF EXHIBITS


Exhibit No.

27  Financial Data Schedule
                                       4