Form 10-Q
period 1999-07-04
METROTRANS CORP
filed 1999-08-23
CIK 920464

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                       For the Quarterly Period Ended July 4, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class                   Outstanding at August 18, 1999

Common Stock, $.01 Par Value                     4,129,737 shares


                           METROTRANS CORPORATION

                        Quarterly Report on Form 10-Q
                       For the Quarter Ended July 4, 1999

                              Table of Contents

Item                                                                     Page
Number                                                                   Number
______                                                                   ______

                        PART I. FINANCIAL INFORMATION

1.          Financial Statements:

            Consolidated Balance Sheets as of July 4, 1999 and
            December 31, 1998                                              3

            Consolidated Statements of Income for the three and six months
            ended July 4, 1999 and July 5, 1998                            4

            Consolidated Statements of Cash Flows for the six months ended
            July 4, 1999 and July 5, 1998                                  5

            Notes to Consolidated Financial Statements                     6

2.          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9

                         PART II.    OTHER INFORMATION

1.          Legal Proceedings                                             16

3.          Default Under Senior Securities                               18

4.          Submission of Matters to a Vote of Security Holders           19

5.          Other Information                                             19

6.          Exhibits and Reports on Form 8-K                              20

            Signature                                                     21

            Index of Exhibits                                             22


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                              METROTRANS CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        (In thousands, Except Share Data)


                                                     July 4,      December 31,
                                                       1999          1998
                                                   (Unaudited)

                                    ASSETS


CURRENT ASSETS:
  Cash                                               $      0       $      0
  Accounts Receivable, net of allowance for
    doubtful accounts of $490 and $134 in 1999
    and 1998, respectively                              4,610          6,047
  Current portion of net investment in
    sales-type leases                                      71            256
  Inventories                                          27,855         39,628
  Refundable income taxes                                 214          2,229
  Prepaid expenses and other                            1,932          1,192
                                                     ________       ________
      Total current assets                             34,682         49,352

PROPERTY, PLANT AND EQUIPMENT, net                      8,252          8,902

NET INVESTMENT IN SALES-TYPE LEASES                       115            130

INTANGIBLES                                               485            502

DEPOSITS AND OTHER                                        438            415
                                                     ________       ________
                                                     $ 43,972       $ 59,301
                                                     ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $ 15,224       $ 24,587
  Current portion of long-term debt                    21,831          2,236
  Customer deposits                                     1,374          1,211
                                                     ________       ________
    Total current liabilities                          38,429         28,034
                                                     ________       ________

LONG-TERM DEBT, net of current portion                  1,534         16,076
                                                     ________       ________

OTHER NONCURRENT LIABILITIES                              150            300
                                                     ________       ________

STOCHOLDERS' EQUITY:
  Preferred stock, no par value; 10,000,000
    shares authorized                                       0              0
  Common stock, $.01 par value; 20,000,000
    shares authorized, 4,129,737 and 4,098,244
    shares issued and outstanding in
    1999 and 1998, respectively                            41             41
  Additional paid-in capital                           10,824         10,673
  Deferred compensation                                   (53)          (105)
  Retained earnings (deficit)                          (6,953)         4,282
                                                     ________       ________
                                                        3,859         14,891
                                                     ________       ________
                                                     $ 43,972       $ 59,301
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

                                       3

                            METROTRANS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                         Three Months Ended            Six Months Ended
                         __________________            ________________
                        July 4,       July 5,         July 4,        July 5,
                         1999          1998            1999           1998
                        _______       _______         ______         ______

NET REVENUE             $  19,755      $  22,899      $  37,222      $  38,917

COST OF SALES              19,131         18,528         38,188         32,324
                        _________      _________      _________      _________

  Gross Profit (Loss)         624          4,371           (966)         6,593

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   5,006          2,857          9,356          5,765
                        _________      _________      _________      _________

  Operating Income (Loss)  (4,382)         1,514        (10,322)           828

INTEREST EXPENSE, net         472            275            913            554
                        _________      _________      _________      _________

INCOME (LOSS) BEFORE
  INCOME TAXES             (4,854)         1,239        (11,235)           274

INCOME TAX
  PROVISION (BENEFIT)           0            486              0            107
                        _________      _________      _________      _________

NET INCOME (LOSS)       $  (4,854)     $     753      $ (11,235)     $     167
                        =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                 $   (1.18)     $    0.18      $   (2.73)     $    0.04
                        =========      =========      =========      =========

  Diluted               $   (1.18)     $    0.18      $   (2.73)     $    0.04
                        =========      =========      =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                     4,130          4,084          4,117          4,084
                        =========      =========      =========      =========

  Diluted                   4,130          4,121          4,117          4,121
                        =========      =========      =========      =========

The accompanying notes are an integral part of these statements.
                                       4

                              METROTRANS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                         __________________
                                                        July 4,      July 5,
                                                         1999         1998
                                                       _______       _______


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   $ (11,235)     $     167
                                                    _________      _________
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                         883            351
    Compensation under restricted stock award              52             52
    Changes in assets and liabilities:
      Accounts receivable                               1,437         (4,140)
      Inventories                                      11,773         (5,778)
      Other assets                                      1,269            (91)
      Accounts payable and accrued expenses            (9,212)         4,494
      Customer deposits                                   163            884
                                                    _________      _________
        Total adjustments                               6,365         (4,228)
                                                    _________      _________
        Net cash (used in) provided by
          operating activities                         (4,870)        (4,061)
                                                    _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (233)          (930)
  Net decrease (increase) in property held for lease        0            214
  Net decrease in investment in sales-type leases         200            349
                                                    _________      _________
        Net cash (used in) investing activities           (33)          (367)
                                                    _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) under line of credit                  (185)             0
  Net increase (decrease) in collateralized borrowings      0            355
  Net borrowings (repayments) of long-term debt         5,088          4,073
                                                    _________      _________
        Net cash provided by (used in)
          financing activities                          4,903          4,428
                                                    _________      _________

INCREASE IN CASH                                            0              0

CASH AT BEGINNING OF PERIOD                                 0             50
                                                    _________      _________

CASH AT END OF PERIOD                               $       0      $      50
                                                    =========      =========

CASH PAID FOR INTEREST                              $     912      $     260
                                                    =========      =========

CASH PAID FOR TAXES                                 $       0      $       0
                                                    =========      =========

The accompanying notes are an integral part of these statements.

                                       5

                             METROTRANS CORPORATION
                   Notes to Consolidated Financial Statements
                                July 4, 1999

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

     In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Results presented for the six months ended July 4, 1999 are not necessarily indicative of results that may be expected for the full fiscal year.

2.   Inventories

     Inventories consist of (in thousands):

                                         July 4, 1999    December 31, 1998
     Chassis awaiting conversion            $ 2,455       $ 3,958
     Raw materials                            5,476         6,061
     Work in process                          1,220         2,937
     Finished goods                           3,254        19,888
     Used vehicles                            5,450         6,784
                                            _______       _______
                                            $27,855       $39,628
                                        6

3.   Commitments and Contingencies

     The Company enters into various leasing arrangements with customers and leasing companies. Certain leases contingently obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of July 4, 1999 and December 31, 1998 was $17 million and $15 million, respectively. During the six months ended July 4, 1999, the Company purchased buses totaling approximately $90,000 related to lease defaults and litigation settlements on sales from prior periods. Purchases to date have been or are expected to be sold to third parties at or above amounts approximating the purchase price.

     The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability in any of these matters will not have a material adverse effect on its financial condition or results of operations. The Company is also involved in other litigation that is discussed in Item 1 of Part II of this Quarterly Report on Form 10-Q.

4.   New Accounting Pronouncements

     The Company has no Other Comprehensive Income Items as defined by SFAS No. 130.

     In July 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities". The Company does not presently have any hedging operations.
                                        7

5.   Long-Term Debt

     Effective April 12, 1999, the Company entered into an amended secured revolving credit facility (the "Amended Facility"). Under the Amended Facility, the Company obtained a waiver of all defaults which existed under the unsecured credit facility. The Amended Facility provides a commitment of
up to $23 million, an increase of $3 million.   Interest under the Amended
Facility is at prime. In connection with the Amended Facility, the Company has pledged a security interest in substantially all of its assets. The $23 million commitment is subject to certain automatic reductions, including reductions related to decreases in the Company's level of inventory and an automatic reduction on December 31, 1999 to $20 million. Under the Amended Facility, the Company is subject to certain financial covenants, including a restriction on total capital expenditures of $500,000 in any calendar year, a prohibition on the payment of any cash dividends, as well as restrictions on maximum inventory levels and other covenants related to net income and tangible net worth.

     As a result of the second quarter loss, as of July 4, 1999, the Company was not in compliance with certain financial covenants contained in the Amended Facility, including financial covenants related to the maintenance of specified levels of tangible net worth and net income. As of August 18, 1999, the Company has entered into a forbearance agreement with the lender (the "Forbearance Agreement"), under which the lender has agreed to forbear until September 30, 1999 from exercising its rights and remedies under the Amended Facility with respect to the non-compliance. Upon the expiration of the Forbearance Agreement, unless the Company obtains a waiver of the noncompliance, or is able to negotiate amended terms to the Amended Facility, the lender will be entitled to exercise its rights and remedies under the Amended Facility which include ceasing additional advances under the Amended Facility and/or demanding payment in full of the outstanding borrowings under the Amended Facility. If the lender were to take any of these actions, the Company's operations and financial condition will be materially and adversely affected unless it is able to secure new third party financing under terms and conditions reasonably satisfactory to the Company. The Company is currently in discussions with the lender regarding an amendment to the terms of the Amended Facility.

     Additionally, pursuant to the terms of the Amended Facility, in August 1999, the total commitment under the Amended Facility was automatically reduced by approximately $670,000. The Company has entered into a Fifth Amendment to the Company's credit facility (the "Fifth Amendment") which contains a technical correction to the method used to determine the amount of the August 1999 commitment reduction.

     The foregoing is not a complete description of the terms of the Forbearance Agreement or the Fifth Amendment or the transactions contemplated thereby and is subject to and qualified in its entirety by reference to the Forbearance Agreement and the Fifth Amendment, which are filed as Exhibits
10.2 and 10.3 hereto respectively.
                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-
Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section
21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond Metrotrans Corporation's control. Among other things, these risks and uncertainties include: the availability of third party lending on terms favorable to the Company; changes in price and demand for the Company's products; the ability of the Company to attract and retain qualified management, manufacturing and sales personnel; the ability to control manufacturing costs, overhead and Selling, General and Administrative expenses; the effects of competition; changes in accounting policies and practices; the ability of the
Company, its vendors, suppliers and customers to be Year 2000 compliant; the ability to complete the implementation of a manufacturing cost accounting system; the ability to obtain chassis and other materials on a timely basis on terms acceptable to the Company; and the ability to satisfactorily resolve litigation and vendor claims. Forward-looking statements may also be made in Metrotrans Corporation's other reports filed under the Exchange Act, press releases, and other documents; as well as by management in oral statements. Metrotrans Corporation undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for Metrotrans Corporation to predict all of such factors. Further, Metrotrans Corporation cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

     The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. After the introduction of the Classic( in 1986, the Company experienced significant growth in unit sales and revenues but total unit sales have decreased over the past three years, primarily due to a decrease in sales of Classic models for transit use offset somewhat by the introduction of new products. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans( in 1990, the Eurotrans XLT( and the Classic II( in 1992, the Classic Commuter( in 1993, the Legacy LJ by Metrotrans( in 1996, the Anthem( in 1997, and the Classic XLT ( in 1998.
The Anthem (tm) product line is still under development and no sales have been made. Metrotrans began exclusive marketing of the Irizar Century for North America in 1997 with the first deliveries occurring in the second quarter of 1998.
                                       9

Results of Operations

     The Company's results for the first quarter and first six months of operations were adversely affected by a number of factors, including a change in management personnel involving The Mayflower Corporation plc ("Mayflower") representatives who occupied key management positions in the Company from November 1998 to February 1999 and the medical leave of D. Michael Walden, Chairman and CEO. Mayflower also was obligated under its loan agreement with the Company to lend it up to $15 million. As of December 31, 1998, the Company had borrowed $1.9 million under this agreement and in January 1999 requested additional advances under the agreement. Mayflower refused to make advances as required under the loan agreement and their personnel, who occupied key management positions, left the Company. These two occurrences caused significant problems for the Company, including liquidity problems. The liquidity problems caused concern to customers, vendors and the financing institutions, which provide financing for the Company's new bus sales. In some cases, vendors slowed or stopped deliveries of parts and customers deferred or cancelled orders. Accordingly, production schedules could not be met, buses could not be delivered as planned, and production levels had to be curtailed. As a result, the Company's margins and net income have decreased significantly. The Company entered into an amended secured revolving credit arrangement with its primary lender on April 12, 1999. In addition, due to the illness of the Chairman of the Board and Chief Executive Officer, as well as the departure of the Mayflower management team, it was necessary for the Company to employ an interim Chief Executive Officer in March 1999. The Company named a new permanent Chief Executive Officer in July 1999.

     During the second quarter of 1999, plans for significant reductions in ongoing costs (manufacturing overhead, selling, general and administrative costs) were implemented. In addition, reductions in direct labor personnel were accomplished and reorganization of the manufacturing process was initiated and is expected to be completed in the third quarter. The total number of employees at July 4, 1999 was 332 as compared to 374 at December 31, 1998. A review of cash, inventory and accounts payable management has taken place during the second quarter and inventories and accounts payable have been reduced significantly since year end ($11.8 million and $9.4 million respectively). The changes referred to above were necessary and were facilitated by additional borrowings of $3.0 million and required the use of outside consultants as well as legal advisors to deal with the numerous legal (including Mayflower) and other operational matters which required immediate and significant attention. See "Part II, Item I - Legal Proceedings" for further information regarding litigation.

     A review of the sales and internal organization was completed in late July 1999 and a corporate-wide internal reorganization of Senior Management was implemented at that time, as was the hiring of a new Chief Financial Officer, Mr. David Brewer in August, 1999.

                                        10

     Irizar sales in the first six months were less than originally planned, and sales for the third and fourth quarter are also expected to be below the prior year primarily because of the Company's cash constraints. Management is currently discussing with Irizar future production and sales issues. In addition, the Company has met with Irizar representatives and our chassis supplier (Spartan) and it's suppliers to determine the need for and type of corrective action on various mechanical problems which have occurred on certain Irizar buses previously sold. Customers have been notified of these steps and corrective action will be taken on the buses beginning in the third quarter.

     Ford Motor Company (the Company's primary supplier for chassis) notified the Company on May 21, 1999 that they were reviewing their payment terms with the Company. The Company has satisfactorily concluded those discussions and continues to receive all chassis ordered (but with some delays as a result of Ford's production schedules), paying Ford dealers as agreed upon for current as well as prior chassis deliveries. In addition, the Company is now negotiating a new credit facility with Ford Motor Credit Corp which is expected to result in more favorable repayment terms than were previously granted to the Company.

     In order to continue to reduce the existing inventory of used buses (406 units at December 31, 1998 compared with 341 units at July 4, 1999), and in recognition of the increased competition, the Company has initiated a new marketing plan for used buses. More used bus inventory will be moved out of the Bus Pro location in McDonough, Georgia to various sales office locations throughout the United States for direct selling from these regional offices. Inventory carrying values were reduced to facilitate faster inventory turnover of the used and demonstrator buses.
                                        11

     The following table sets forth, as a percentage of net revenue, the relationship of selected items included in the Company's income statement for the periods indicated.


                        Three Months Ended          Six Months Ended
                        July 4,     July 5,         July 4,	      July 5,
                         1999        1998            1999         1998
Net revenue              100.0 %    100.0	 %         100.0 %	      100.0 %
Cost of sales             96.8      	 80.9           102.6         83.1

Gross profit (loss)        3.2       19.1            (2.6)        16.9
Selling, general and
  administrative expenses 25.3       12.5            25.1         14.8

Operating Income (Loss)  (22.1)       6.6           (27.7)         2.1
Interest expense           2.4      	  1.2             2.5          1.4
Income (Loss)
  before income taxes    (24.5)       5.4           (30.2)         0.7
Income tax provision         0        2.1               0          0.3
Net Income               (24.5)%      3.3 %	         (30.2)%	        0.4%

     Net Revenue. Net revenue decreased 13.7% to $19.8 million for the quarter ended July 4, 1999 from $22.9 million for the comparable prior year period and decreased 4.4% to $37.2 million during the first six months of 1999 from $38.9 million over the same six-month period in 1998.

     The decrease in revenue in the second quarter of 1999 is primarily due to the decrease in Irizar sales in that quarter. In the second quarter of 1998 (when the Irizar was first introduced), 11 units were sold for $3.6 million, while in the second quarter of 1999, only 2 Irizars were sold and were higher than in the first quarter of 1999 when total manufactured sales were 209 units.

     Unit sales in the second quarter of 1999 of 263 Classics, 14 Eurotrans and 12 Legacy LJ by Metrotrans were virtually the same as the second quarter of the prior year.

     Irizar sales for the second quarter and the first six months decreased as a result of financing issues caused by Mayflower's refusal to fund it's commitments which began during the last quarter of 1998 and continued through the current quarter. As a result the sales backlog for Irizars existing as of December 31, 1998 was dissipated and sales efforts were limited.

     Used bus sales decreased in the second quarter from $2.9 million in 1998 to $2.2 million in 1999 or a decrease of 24.2% and for the first six months decreased from $5.9 million to $3.4 million or 42.4%. The sales results of 1999 were lower in both quarters of 1999 because of more competitive used bus markets in 1999.
                                        12

     Production backlog at the end of the second quarter of 1999 was
approximately $29 million for buses to be manufactured in the U.S.   This
compares with a backlog of approximately $30 million at the end of the second quarter of 1998, exclusive of Irizar backlog at July 5, 1998 of $13 million. There is no current firm backlog for Irizar sales but the Company is meeting with certain key customers regarding future orders.

     Cost of Sales and Gross Profit.   Gross profit declined to $624 thousand
in the second quarter of 1999 from $4.371 million in the second quarter of 1998. For the first six months of 1999, gross loss was $966 thousand compared to a profit of $6.593 million for the same period in 1998.

     The decrease in gross profit in the second quarter was due to a number of factors including a decrease of approximately $700,000 on margin earned on the Irizar sales in the second quarter of 1998 versus the second quarter of 1999 and the related decrease in finance income of $400,000 in 1999 on financing fees earned on Irizar and other lease transactions in 1998. In addition, approximately $3.6 million of manufactured buses sold in the second quarter of 1999 were units manufactured in the fourth quarter of 1998 or in some cases the first quarter of 1999 with virtually no gross profit. If these 1999 second quarter sales had a margin similar to the margin realized in the second quarter of 1998 (19%), the gross margin in the second quarter of 1999 would have been increased by approximately $775,000. The reasons these units carried no margin in the second quarter of 1999 were as a result of the losses incurred in the prior two quarters.

     During the second quarter, efforts were made to reduce manufacturing costs, including direct labor and overhead and improving production throughput. As a result, the gross profit for the second quarter (3.2%) offset some of the loss reported in the first quarter resulting in a 2.6% loss on the margin line for the six months ended July 4, 1999 as compared to the profit for the six months ended July 5, 1998 of 16.9%. The decrease between years was caused by the factors mentioned above for the second quarter, and also because of the manufacturing issues discussed previously under "Results of Operations." The total amount of new bus sales for the six month period with little or no margin (as described above) was approximately $10 million (approximately $1.9 million in lost margin).

     In addition, because of the Company's need for liquidity and conversion of receivables and inventory into cash, the Company has reduced its carrying value of its used bus and demonstrator inventory by approximately $1.1 million in 1999 to facilitate more timely sales.
                                        13

     Selling, General and Administrative Expenses and Operating Income. Selling, general and administrative expenses for the second quarter of 1999 were approximately $5.0 million or an increase of $2.1 million over the corresponding quarter in 1998. Substantially all of the increases are due to: (1) significant professional fees for counsel and "management turnaround" consultants incurred because of significant litigation and operating and financial issues ($0.9 million), (2) write-off of old receivables and other assets, providing for lease guarantees from prior years sales where lessees have or are expected to default on obligations the Company has guaranteed or adjusting carrying values of assets ($1.3 million) and (3) severance pay and contractual payments to employees no longer active with the Company ($0.2 million). These increases have been partially offset by other selling expense reductions.

     Selling, general and administrative expenses for the first six months of 1999 were approximately $9.4 million or an increase of $3.6 million over the prior year for the reasons described above. For the six months ended July 4, 1999, the total adjustments to carrying values of assets and provisions for losses were $2.6 million and professional fees totaled $1.5 million.

     Interest Expense. Interest expense of $475,000 in the second quarter of 1999 increased 70.0% from $275,000 for the prior year's comparable quarter and increased from $554,000 to $911,000 through the six months ending July 4, 1999 as compared to the same time period in 1998. The increase for the quarter primarily was the net result of a reduction in the amount of interest paid to Ford Motor Credit Corporation ("FMCC") for chassis held under its consignment pool agreement in excess of an initial 90-day non-interest bearing period, an increase in the overall rate of interest paid on borrowings under terms of the revised revolving credit facility, and an increase in the average balance outstanding under the facility during the quarter.

Liquidity and Capital Resources

     Net cash used in operating activities during the six months ended July 4, 1999 totaled $4.9 million compared with cash used in operating activities of $4.1 million in the comparable 1998 period. Decreases in accounts receivable and inventory of $11.8 million and $1.4 million, respectively, and a reduction by a $9.2 million in accounts payable, were primarily responsible for the cash used in operating activities during the period. The decrease in inventory resulted primarily from the sales of finished goods inventory, a reduction of raw materials and work in process inventory and net reductions in the used bus and demonstrator inventory.

     Under the Amended Facility, the Company is limited in Capital Expenditures and will be required to use substantially all cash flow to fund future operations and reduce outstanding debt.

     The Company does not anticipate receiving any additional funding under the Mayflower Agreement nor does the Company intend to repay the existing $1.9 million advance made under the Mayflower Loan Agreement pending resolution of the pending litigation between the parties.
                                        14

     Effective April 12, 1999, the Company entered into an amended secured revolving credit facility (the "Amended Facility"). Under the Amended Facility, the Company obtained a waiver of all defaults which existed under the unsecured credit facility. The Amended Facility provides a commitment of
up to $23 million, an increase of $3 million.   Interest under the Amended
Facility is at prime. In connection with the Amended Facility, the Company has pledged a security interest in substantially all of its assets. The $23 million commitment is subject to certain automatic reductions, including reductions related to decreases in the Company's level of inventory and an automatic reduction on December 31, 1999 to $20 million. Under the Amended Facility, the Company is subject to certain financial covenants, including a restriction on total capital expenditures of $500,000 in any calendar year, a prohibition on the payment of any cash dividends, as well as restrictions on maximum inventory levels and other covenants related to net income and tangible net worth.

     As a result of the second quarter loss, as of July 4, 1999, the Company was not in compliance with certain financial covenants contained in the Amended Facility, including financial covenants related to the maintenance of specified levels of tangible net worth and net income. As of August 18, 1999, the Company has entered into a forbearance agreement with the lender (the "Forbearance Agreement"), under which the lender has agreed to forbear until September 30, 1999 from exercising its rights and remedies under the Amended Facility with respect to the non-compliance. Upon the expiration of the Forbearance Agreement, unless the Company obtains a waiver of the noncompliance, or is able to negotiate amended terms to the Amended Facility, the lender will be entitled to exercise its rights and remedies under the Amended Facility which include ceasing additional advances under the Amended Facility and/or demanding payment in full of the outstanding borrowings under the Amended Facility. If the lender were to take any of these actions, the Company's operations and financial condition will be materially and adversely affected unless it is able to secure new third party financing under terms and conditions reasonably satisfactory to the Company. The Company is currently in discussions with the lender regarding an amendment to the terms of the Amended Facility.

     Additionally, pursuant to the terms of the Amended Facility, in August 1999, the total commitment under the Amended Facility was automatically reduced by approximately $670,000. The Company has entered into a Fifth Amendment to the Company's credit facility (the "Fifth Amendment") which contains a technical correction to the method used to determine the amount of the August 1999 commitment reduction.
                                        15

     Year 2000 Issues. Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues, which could also lead to incorrect calculations or failures; (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company's manufacturing and distribution operations are not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. The Company is implementing a plan to modify its information technology for the year 2000. During the past two years, the Company has implemented a program designed to update its information systems. Although the implementation of the program primarily is intended to provide better operating systems and accounting, inventory and production controls, the Company has been aware of the year 2000 issues in its selection of hardware and software. The third party vendors that have supplied new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company has experienced some delays in the implementation and integration of the new systems; although the Company has completed and tested substantially all of the major systems which have been made Y2K compliant and anticipates that the balance of existing systems will made Y2K compliant and be operational prior to December 31, 1999. The cost to complete this process is expected to be less than $25,000. As of July 4, 1999, the Company has incurred approximately $27,000 in year 2000 expenses. The amount may increase as additional information is obtained to complete the replacement and conversion process.

     The Company is also assessing the impact of the year 2000 issue on its major vendors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue or the Company's internal systems or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be brought to compliance, or that a failure to convert by another company would not have a material adverse impact on the Company.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Jerry J. Schweiner v. Metrotrans Corporation, Superior Court for Spalding, State of Georgia, Civil Action File No. 98-CV-1994. In November, 1998, the Company gave notice of termination of Jerry J. Schweiner's employment with the Company. Mr. Schweiner had served as President and Chief Operating Officer of the Company since April 1998. On December 29, 1998, Mr. Schweiner filed a Complaint against the Company alleging that the Company wrongfully terminated him in violation of his employment contract with the
Company.    In July 1999, Mr. Schweiner and the Company, without either party admitting liability, reached an agreement settling the lawsuit. In connection with the settlement, the Company has agreed to pay Mr. Schweiner $87,500.00 in six installments.
                                        16

     Metrotrans Corporation v. The Mayflower Corporation, plc, and Mayflower (U.S. Holdings), Inc., United States District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99-CV-0681-WBH. On March 15, 1999, the Company filed a Complaint against Defendants Mayflower, and its subsidiary, Mayflower (U.S. Holdings), Inc. In its Complaint, the Company seeks compensatory damages in excess of $4,682,000, punitive damages, and specific performance of the Mayflower Agreement and the Loan Agreement between the Company and the Defendants based on theories of breach of contract, quantum meruit, promissory estoppel, breach of fiduciary duty, and fraudulent misrepresentation and concealment. The Company's Complaint is based in part on the fact that Mayflower has refused to fund additional loans to the Company under the Loan Agreement or to pay a fee for the Company's provision of material assistance, at Mayflower's request, in connection with Mayflower's acquisition of Dennis Group, plc. On April 14, 1999, the Mayflower Defendants filed their Answer and Counterclaim, as well as a Motion to Join Indispensable Parties seeking to add seven of the Company's current
or former officers or directors.   The Company has opposed the Mayflower
Defendants' Motion to Join Indispensable Parties, but, before the Company was able to respond to the Mayflower Defendants' Counterclaim, the Mayflower Defendants filed an Amended Counterclaim. In the Amended Counterclaim, filed May 3, 1999, the Mayflower Defendants seek either rescission of the Mayflower Agreement and the Loan Agreement, or compensatory and punitive damages, based on seven causes of action: securities fraud under Federal and Georgia law, common law fraud, negligent misrepresentation, breach of contract and a derivative claim for breach of fiduciary duties. On May 27, 1999, the Company filed its Motion to Dismiss the Mayflower Defendants' Amended Counterclaim. The Company's Motion is fully briefed, and the parties are awaiting the Court's decision. In light of the Company's pending Motion to Dismiss, the Court has entered into an order staying all discovery in the case.

     Demand Under O.C.G.A. 14-2-742. On July 29, 1999, Michael Stucchio, one of the Company's shareholders, demanded through his counsel that the Company file a lawsuit against certain individual officers and directors for their alleged breaches of fiduciary duty and usurpation of corporate opportunities. On August 10, 1999, the Board considered Mr. Stuccio's demand and determined that it was in the best interests of the Company to constitute a special litigation committee to investigate and evaluate the demand. The special litigation committee will shortly begin its investigation.

                                        17

     The Company from time to time is a party to other legal proceedings arising out of and incidental to the operations of the Company. However, management does not anticipate that any of such other proceedings will have a material adverse effect on its financial condition or results of operations. The Company may be subject to product liability claims arising from the use
of its products.   The Company maintains product liability insurance which it currently considers adequate.

Item. 3.   Default Upon Senior Securities

     Effective April 12, 1999, the Company entered into an amended secured revolving credit facility (the "Amended Facility"). Under the Amended Facility, the Company obtained a waiver of all defaults which existed under the unsecured credit facility. The Amended Facility provides a commitment of
up to $23 million, an increase of $3 million.   Interest under the Amended
Facility is at prime. In connection with the Amended Facility, the Company has pledged a security interest in substantially all of its assets. The $23 million commitment is subject to certain automatic reductions, including reductions related to decreases in the Company's level of inventory and an automatic reduction on December 31, 1999 to $20 million. Under the Amended Facility, the Company is subject to certain financial covenants, including a restriction on total capital expenditures of $500,000 in any calendar year, a prohibition on the payment of any cash dividends, as well as restrictions on maximum inventory levels and other covenants related to net income and tangible net worth.

     As a result of the second quarter loss, as of July 4, 1999, the Company was not in compliance with certain financial covenants contained in the Amended Facility, including financial covenants related to the maintenance of specified levels of tangible net worth and net income. As of August 18, 1999, the Company has entered into a forbearance agreement with the lender (the "Forbearance Agreement"), under which the lender has agreed to forbear until September 30, 1999 from exercising its rights and remedies under the Amended Facility with respect to the non-compliance. Upon the expiration of the Forbearance Agreement, unless the Company obtains a waiver of the noncompliance, or is able to negotiate amended terms to the Amended Facility, the lender will be entitled to exercise its rights and remedies under the Amended Facility which include ceasing additional advances under the Amended Facility and/or demanding payment in full of the outstanding borrowings under the Amended Facility. If the lender were to take any of these actions, the Company's operations and financial condition will be materially and adversely affected unless it is able to secure new third party financing under terms and conditions reasonably satisfactory to the Company. The Company is currently in discussions with the lender regarding an amendment to the terms of the Amended Facility.

     Additionally, pursuant to the terms of the Amended Facility, in August 1999, the total commitment under the Amended Facility was automatically reduced by approximately $670,000. The Company has entered into a Fifth Amendment to the Company's credit facility (the "Fifth Amendment") which contains a technical correction to the method used to determine the amount of the August 1999 commitment reduction.
                                        18

Item 4.   Submission of Matters to a Vote of Security Holders

     The 1999 Annual Meeting of Stockholders of the Company was held on June 8, 1999. Proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended, with regard to the election of directors named below to serve until the 2000 Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected. Set forth below are the results of the voting.

NOMINEES                           VOTES
                         For       Withheld
Patrick L. Flinn       2,277,110     80,275
William C. Pitt III    2,277,110     80,275
D. Michael Walden      2,316,567     40,818

Item 5.  Other Information

Recent Events

Effects of Continued Listing on NASDAQ. On May 14, 1999, the Company was notified by the administrative staff of NASDAQ AMEX that the Company's Common Stock has failed to maintain the minimum market value of public float in accordance with NASDAQ Marketplace Rule 4450(a)(2). The Company was afforded 90 calendar days (up to August 16, 1999) in which to regain compliance with Marketplace Rule 4450(a)(2). If the Company was unable to demonstrate compliance by that date, the Company's securities may be delisted from trading on the NASDAQ National Market. The Company has requested a hearing with NASDAQ representatives to review the Company's continued listing and a hearing is currently scheduled for September 16, 1999. In the event that the Company's stock is delisted from the NASDAQ National Market, the Company would apply to list the Common Stock on the NASDAQ SmallCap Market, the American Stock Exchange, the OTC Bulletin Board or other quotation system or exchange on which the Common Stock would qualify, until such time that the Company is able to again qualify for listing on the NASDAQ National Market. It is possible, however, that investors might react negatively to a delisting from the NASDAQ National Market, which could adversely affect trading in the Common Stock.

     Employment of D. Michael Walden. The Company's founder, Chairman and Chief Executive Officer, D. Michael Walden, has been on a medical leave since March 3, 1999. As a result of the leave continuing for an indefinite period, the Amended Employment Agreement between the Company and Mr. Walden and the employment of Mr. Walden has terminated. Mr. Walden continues to serve as a director of the Company, although he is no longer Chairman of the Board. As previously announced, Henry J. Murphy served as interim Chief Executive Officer through the end of the second quarter of 1999 when John G. Wallace was hired as President and Chief Executive Officer.

                                       19

     Employment of John G. Wallace.  On July 8, 1999, the Company hired John
G. Wallace as President and Chief Executive Officer under an employment contract dated July 9, 1999.

     Employment of David E. Brewer. On August 5, 1999, David E. Brewer was hired as Vice President of Finance and Administration and Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed with this report:

10.1 Employment Agreement, dated July 9, 1999, effective July 9, 1999, between the Registrant and John G. Wallace. Mr. Wallace replaces Henry J. Murphy who served as Interim Chief Executive Officer.

10.2 Forbearance Agreement dated August 23, 1999, between the Registrant and Bank of America, N.A., successor to NationsBank, N.A.

10.3 Fifth Amendment to Loan Agreement dated August 18, 1999 between the Registrant and NationsBank, N.A.

27      Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the Quarter ended April 4, 1999:

                                        20

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    METROTRANS CORPORATION
                                    (Registrant)



    Date: August 23, 1999           By: /s/ Henry J. Murphy
                                    Henry J. Murphy
                                    Principal Executive Officer
                                    and Principal Financial
                                    and Accounting Officer during the
                                    reporting period)

                                    By: /s/ John G. Wallace
                                    John G. Wallace
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    By: /s/ David E. Brewer
                                    David E. Brewer
                                    Vice-President/Finance & Administration and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                        21

                            INDEX OF EXHIBITS


Exhibit No.

10.1 Employment Agreement, dated July 9, 1999, effective July 9, 1999, between the Registrant and John G. Wallace. Mr. Wallace replaces Henry J. Murphy who served as Interim Chief Executive Officer.

10.2 Forbearance Agreement dated August 23, 1999, between the Registrant and Bank of America, N.A., successor to NationsBank, N.A.

10.3 Fifth Amendment to Loan Agreement dated August 18, 1999 between the Registrant and NationsBank, N.A.

27     Financial Data Schedule

                                         22

10