Form 10-Q
period 1999-10-03
METROTRANS CORP
filed 1999-11-22
CIK 920464

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended October 3, 1999

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

                                _______________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class                             Outstanding at November 22, 1999
----------------------------               --------------------------------
Common Stock, $.01 Par Value                        4,129,737 shares

                            METROTRANS CORPORATION

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended October 3, 1999

                               Table of Contents
                               -----------------

Item                                                                   Page
Number                                                                 Number
------                                                                 ------

                         PART I. FINANCIAL INFORMATION

1.    Financial Statements:

      Consolidated Balance Sheets as of October 3, 1999 and
      December 31, 1998.................................................  2

      Consolidated Statements of Income for the three and nine months ended October 3, 1999 and October 4, 1998.........................  3

      Consolidated Statements of Cash Flows for the nine months ended
      October 3, 1999 and October 4, 1998...............................  4

      Notes to Consolidated Financial Statements........................  5

2.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................   9


                          PART II.   OTHER INFORMATION

1.    Legal Proceedings................................................  16

3.    Default Under Senior Securities..................................  17

5.    Other Information................................................  18

6.    Exhibits and Reports on Form 8-K.................................  19

      Signatures.......................................................  20

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                             METROTRANS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                        October 3,               December 31,
                                                                                           1999                      1998
                                                                                   -----------------          ----------------
                                                                                       (Unaudited)
                                         ASSETS
CURRENT ASSETS:
 Cash........................................................................           $      0                    $     0
 Accounts receivable, net of allowance for doubtful accounts of $219 and $134
  in 1999 and 1998, respectively.............................................              3,250                      6,047
 Current portion of net investment in sales-type leases......................                 71                        256
 Inventories.................................................................             24,081                     39,628
 Refundable income taxes.....................................................                214                      2,229
 Prepaid expenses and other..................................................              1,941                      1,192
                                                                                        --------                    -------
  Total current assets.......................................................             29,557                     49,352

PROPERTY, PLANT AND EQUIPMENT, net...........................................              8,443                      8,902

NET INVESTMENT IN SALES-TYPE LEASES..........................................                115                        130

INTANGIBLES..................................................................                476                        502

DEPOSITS AND OTHER...........................................................                428                        415
                                                                                        --------                    -------
                                                                                        $ 39,019                    $59,301
                                                                                        ========                    =======
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses.......................................           $ 14,110                    $24,587
 Current portion of long-term debt...........................................             23,565                      2,236
 Customer deposits...........................................................                853                      1,211
                                                                                        --------                    -------
  Total current liabilities..................................................             38,528                     28,034
                                                                                        --------                    -------

LONG-TERM DEBT, net of current portion.......................................              1,514                     16,076
                                                                                        --------                    -------

OTHER NONCURRENT LIABILITIES.................................................                150                        300
                                                                                        --------                    -------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized.................                  0                          0
 Common stock, $.01 par value; 20,000,000 shares authorized, 4,129,737 and
  4,098,244 shares issued and out-standing in 1999 and 1998, respectively....                 41                         41
 Additional paid-in capital..................................................             10,824                     10,673
 Deferred compensation.......................................................                (53)                      (105)
 Retained earnings (deficit).................................................            (11,985)                     4,282
                                                                                        --------                    -------
                                                                                          (1,173)                    14,891
                                                                                        --------                    -------
                                                                                        $ 39,019                    $59,301
                                                                                        ========                    =======

      The accompanying notes are an integral part of these balance sheets.


                                                    METROTRANS CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                            (In Thousands, Except Per Share Data)
                                                         (Unaudited)


                                        Three Months Ended          Nine Months Ended
                                     -----------------------    -------------------------
                                     October 3,   October 4,    October 3,     October 4,
                                        1999         1998         1999            1998
                                     ----------   ----------    ----------     ----------

NET REVENUE                          $15,185        $20,282     $ 52,407         $59,199

COST OF SALES                         15,543         18,835       53,359          51,159
                                     -------         ------     --------         -------

   Gross Profit (Loss)                  (358)         1,447         (952)          8,040

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES             4,195          4,063       13,924           9,828
                                     -------         ------     --------         -------

   Operating Income (Loss)            (4,553)         2,616      (14,876)         (1,788)

INTEREST EXPENSE, net                    479            365        1,391             919
                                     -------         ------     --------         -------

INCOME (LOSS) BEFORE
   INCOME TAXES                       (5,032)        (2,981)     (16,267)         (2,707)

INCOME TAX PROVISION
   (BENEFIT)                               0         (1,170)           0          (1,063)
                                     -------         ------     --------         -------

NET INCOME (LOSS)                    $(5,032)       $(1,811)    $(16,267)        $(1,644)
                                     =======        =======     ========         =======


NET INCOME (LOSS) PER COMMON SHARE
   BASIC                             $ (1.22)       $ (0.44)      $(3.94)        $ (0.40)


   DILUTED                           $ (1.22)       $ (0.44)      $(3.94)        $ (0.40)
                                     =======        =======      =======         =======

WEIGHTED AVERAGE COMMON SHARES
   BASIC                               4,130          4,085        4,130           4,085


   DILUTED                             4,130          4,085        4,130           4,085
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

                                             METROTRANS CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In Thousands)
                                                  (Unaudited)

                                                                         Nine Months Ended
                                                                  -------------------------------
                                                                   October 3,          October 4,
                                                                     1999                 1998
                                                                  -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $(16,267)           $ (1,644)
                                                                   --------            --------
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                 737                 492
          Compensation under restricted stock award                      52                  79
          Changes in assets and liabilities:
               Accounts receivable                                    2,797              (5,307)
               Inventories                                           15,547             (10,524)
               Other assets                                           1,279                (181)
               Accounts payable and accrued expenses                (10,477)              9,169
               Customer deposits                                       (358)              1,129
                                                                   --------            --------
                    Total adjustments                                 9,577              (5,143)
                                                                   --------            --------
                    Net cash (used in) provided by
                     operating activities                            (6,690)             (6,787)
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (278)             (1,852)
     Net decrease (increase) in property held for lease                   0                  25
     Net decrease in investment in sales-type leases                    200                 830
                                                                   --------            --------
                    Net cash (used in) investing activities             (78)               (997)
                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) under line of credit                                0                   0
     Net increase (decrease) in collateralized borrowings                 0                (711)
     Net increase (decrease) in paid in capital                         151                   0
     Net proceeds from issuance of common stock                           0                   9
     Net borrowings (repayments) of long-term debt                    6,617               8,436
                    Net cash provided by (used in)                    6,768               7,734
                     financing activities                          --------            --------

INCREASE IN CASH                                                          0                 (50)

CASH AT BEGINNING OF PERIOD                                               0                  50
                                                                   --------


CASH AT END OF PERIOD                                              $      0            $      0
                                                                   ========            ========

CASH PAID FOR INTEREST                                             $  1,391            $    845
                                                                   ========            ========

CASH PAID FOR TAXES                                                $      0            $      0
                                                                   ========            ========

         The accompanying notes are an integral part of these statements.

                             METROTRANS CORPORATION
                   Notes to Consolidated Financial Statements
                                October 3, 1999

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

     In the opinion of management, the financial statements contain all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The adjustments were of a normal recurring nature. Results presented for the nine months ended October 3, 1999 are not necessarily indicative of results that may be expected for the full fiscal year.

2.   Inventories
     -----------

     Inventories consist of (in thousands):



                               October 3, 1999  December 31, 1998
                               ---------------  -----------------
Chassis awaiting conversion            $ 2,660            $ 3,958
Raw materials                            5,512              6,061
Work in process                          2,451              2,937
Finished goods                          10,696             19,888
Used vehicles                            2,762              6,784
                                       -------            -------
                                       $24,081            $39,628

3.   Commitments and Contingencies
     -----------------------------

     The Company enters into various leasing arrangements with customers and leasing companies. Certain leases obligate the Company to indemnify the leasing company for any losses it incurs up to a specified amount on the lease in the event the lessee defaults. In addition, the Company enters into certain agreements with financial institutions whereby the Company guarantees varying amounts of customers' purchase debt obligations. The Company's obligation under these guarantees becomes effective in the case of default in payments or certain other defined conditions. The Company's aggregate potential liability under these arrangements as of October 3, 1999 and December 31, 1998 was $17 million and $15 million, respectively. During the nine months ended October 3, 1999, the Company purchased buses for an aggregate amount of approximately $90,000 related to lease defaults and litigation settlements on sales from prior periods. Purchases to date have been or are expected to be sold to third parties at or above amounts approximating the purchase price.

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

5.   Long-Term Debt
     ---------------

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

     As a result of the second quarter loss, as of July 4, 1999, the Company was not in compliance with certain financial covenants contained in the Amended Facility, including financial covenants related to the maintenance of specified levels of tangible net worth and net income. The company has entered into certain forbearance agreements dated August 23, 1999, September 30, 1999 and October 21, 1999, with the lender (the "Forbearance Agreements"), under which the lender has agreed to forbear until December 31, 1999 from exercising its rights and remedies under the amended facility with respect to the non-compliance. Upon the expiration of the Forbearance Agreements, unless the Company obtains a waiver of the noncompliance, or is able to negotiate amended terms to the Amended Facility, the lender will be entitled to exercise its rights and remedies under the Amended Facility which include ceasing additional advances under the Amended Facility and/or demanding payment in full of the outstanding borrowings under the Amended Facility. If the lender were to take any of these actions, the Company's operations and financial condition would be materially and adversely affected unless it were able to secure either new third party financing under terms and conditions reasonably satisfactory to the Company or new equity.

     Additionally, pursuant to the terms of the Amended Facility, in August 1999, the total commitment under the Amended Facility was automatically reduced by approximately $670,000. The Company has entered into a Fifth Amendment to the Company's credit facility (the "Fifth Amendment") which contains a technical correction to the method used to determine the amount of the August 1999 commitment reduction. Also, subsequent to that and in concurrence with the October 21, 1999 forbearance agreement which contains certain payment requirements towards the reduction of the loan commitment, loan reductions were made in the amounts of $1,080,000 and $500,000 respectively on November 3, 1999 and November 18, 1999. This principal pay down was accomplished with net sale proceeds from the sale of certain non-essential assets as required by the October 21, 1999 forbearance agreement. As of November 19, 1999, these reductions have reduced the existing credit facility to approximately $20,750,000.

     The foregoing is not a complete description of the terms of the Forbearance Agreements or the Fifth Amendment or the transactions contemplated thereby and is subject to and qualified in its entirety by reference to the Forbearance Agreements and the Fifth Amendment, which were previously filed as Exhibits with the Company's Second Quarter 1999 Form 10-Q and Current Reports on Form 8-K.

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

Overview

     The Company was incorporated in 1982 for the purpose of designing, manufacturing and marketing shuttle and mid-size buses. After the introduction of the Classic(R) in 1986, the Company experienced significant growth in unit sales and revenues but total unit sales have decreased over the past three years, primarily due to a decrease in sales of Classic models for transit use offset somewhat by the introduction of new products. The Company's product development strategy is to design and introduce new products after clearly identifying a market need based, in large part, on suggestions made by existing and potential customers. This approach resulted in the introduction of the Eurotrans(R) in 1990, the Eurotrans XLT(R) and the Classic II(R) in 1992, the Classic Commuter(R) in 1993, the Legacy LJ by Metrotrans(TM) in 1996, the Anthem(TM) in 1997, and the Classic XLT(TM) in 1998. The Anthem(TM) product line is still under development and no sales have been made. Metrotrans began exclusive marketing of the Irizar Century for North America in 1997 with the first deliveries occurring in the third quarter of 1998.

Results of Operations

     The Company's results for the first quarter and first nine months of operations were adversely affected by a number of factors, including a change in management personnel involving The Mayflower Corporation plc ("Mayflower") representatives who occupied key management positions in the Company from November 1998 to February 1999 and the medical leave of D. Michael Walden, Chairman and CEO. Mayflower also was obligated under its loan agreement with the Company to lend it up to $15 million. As of December 31, 1998, the Company had borrowed $1.9 million under this agreement and in January 1999 requested additional advances under the agreement. Mayflower refused to make advances as required under the loan agreement and their personnel, who occupied key management positions, left the Company. These two occurrences caused significant problems for the Company, including liquidity problems. The liquidity problems caused concern to customers, vendors and the financing institutions, which provide financing for the Company's new bus sales. In some cases, vendors slowed or stopped deliveries of parts and customers deferred or cancelled orders. Accordingly, production schedules could not be met, buses could not be delivered as planned, and production levels had to be curtailed.
As a result, the Company's margins and net income have decreased significantly. The Company entered into an amended secured revolving credit arrangement with its primary lender on April 12, 1999. In addition, due to the illness of the Chairman of the Board and Chief Executive Officer, as well as the departure of the Mayflower management team, it was necessary for the Company to employ an interim Chief Executive Officer in March 1999. The Company named a new permanent Chief Executive Officer in July 1999.

     During the second and third quarters of 1999, plans for significant reductions in ongoing costs (manufacturing overhead, selling, general and administrative costs) were implemented. In addition, further reductions in direct labor personnel were accomplished and reorganization of the manufacturing process initiated in second quarter was completed in the third quarter. The total number of employees at October 3, 1999 was 256 as compared to 332 at July 4, 1999 and 374 at December 31, 1998. A review of cash, inventory and accounts payable management has taken place during the third quarter and inventories and accounts payable have been reduced significantly since 1998 year end ($15.5 million and $10 million respectively). The changes referred to above were necessary and were facilitated by additional borrowings of $3.0 million in April, 1999 and required the use of outside consultants as well as legal advisors during the nine months of 1999 to deal with the numerous legal (including Mayflower) and other operational matters which required immediate and significant attention. See "Part II, Item I - Legal Proceedings" for further information regarding litigation.

     A review of the sales and internal organization was completed in late July 1999 and a corporate-wide internal reorganization of Senior Management was implemented at that time. During the third quarter, additional organizational changes were made to improve and streamline operations in the administrative and financial departments, including further training of employees in the use of existing financial software.

     Irizar sales in the first nine months were less than originally planned, and sales for the fourth quarter are also expected to be below the prior year because of the Company's cash constraints and the continuation of corrective actions on various mechanical problems which have occurred on certain Irizar buses previously sold. Management anticipates additional discussions during the fourth quarter with Irizar regarding future production and whether or not the existing sales and distribution agreement between Irizar and the Company will be continued.

     Ford Motor Company (the Company's primary supplier for chassis) notified the Company on May 21, 1999 that they were reviewing their payment terms with the Company. The Company has satisfactorily concluded those discussions and continues to receive all chassis ordered (with some delays resulting from Ford's production schedules), paying Ford dealers as agreed upon for current as well as prior chassis deliveries. Negotiations between the Company and Ford Motor Credit Corp. regarding a new credit facility expected to result in more favorable repayment terms than were previously granted to the Company, were halted by Ford Motor Credit Corp. pending the outcome of discussions between the Company and its primary lender regarding the issues reflected in the current forbearance agreement.

     During September, 1999, the Company, in response to requests from its primary lender for a more definitive strategic plan related to outstanding loan balance repayment, instituted a three part action plan as follows:

     a.) Identification of "non-strategic" assets which could be sold without an adverse effect on the Company's market position or continuing operations.

     b.) Operation of the "continuing enterprise" using existing accounts receivable collections as the primary source of working capital, protecting the lender's collateral position.

     c.) Engagement of an investment banking firm to identify potential replacement lenders or equity investors to replace the lender's loan position.

     As part of the Company's "non-essential" assets sales, efforts were continued to reduce the existing inventory of used buses (341 units at October 3, 1999 compared with 406 units at December 31, 1998). In recognition of the need to more quickly reduce used bus inventory, and in recognition of increased used bus market competition, the Company implemented a new marketing plan for used buses. Select used bus inventory was moved out of the Bus Pro location in McDonough, Georgia during third quarter to various sales office locations throughout the United States for direct selling from these regional offices. Inventory carrying values were reduced to facilitate faster inventory turnover of the used and demonstrator buses, particularly in response to the Company's major lender's requests for liquidation of these non-essential assets.

     The following table sets forth, as a percentage of net revenue, the relationship of selected items included in the Company's income statement for the periods indicated.


                             Three Months Ended         Nine Months Ended
                           -----------------------    ----------------------
                           October 3,  October 4,     October 3,  October 4,
                             1999        1998           1999         1998
                           ---------   ----------     ----------  ----------
Net revenue...........      100.0%       100.0%         100.0%      100.0%
Cost of sales.........      102.4         92.9          101.8        86.4
                           ------       ------         ------      ------

Gross profit (loss)...       (2.4)         7.1           (1.8)       13.6
Selling, general and
 administrative expenses     27.6         20.0           26.6        16.6
                           ------       ------         ------      ------

Operating Income (Loss)     (30.0)       (12.9)         (28.4)       (3.0)
Interest expense......        3.2          1.8            2.7         1.6
                           ------       ------         ------      ------
Income (Loss)
  before income taxes.      (33.1)       (14.7)         (31.0)       (4.6)
Income tax provision..          0         (5.8)             0        (1.8)
                           ------       ------         ------      ------
Net Income                  (33.1)%       (8.9)%        (31.0)%      (2.8)%
                           ======       ======         ======      ======

     Net Revenue. Net revenue decreased 25.1% to $15.2 million for the quarter ended October 3, 1999 from $20.3 million for the comparable prior year period and decreased 11.5% to $52.4 million during the first nine months of 1999 from $59.2 million over the same nine-month period in 1998.

     The decrease in revenue in the third quarter of 1999 is primarily due to inadequate cash flow and working capital. In the third quarter of 1998 (when the Irizar coach was first introduced), 8 units were sold for $2.8 million, while none were sold in the third quarter of 1999.

     Unit sales in the third quarter of 1999 were 207 Classics, 3 Eurotrans and 5 Legacy LJ by Metrotrans buses. Irizar sales for the third quarter and the first nine months decreased partially as a result of financing issues caused by Mayflower's refusal to fund it's commitments which began during the last quarter of 1998 and continued through the current quarter, and partially as a result of the continuation of corrective actions on various mechanical problems with certain of the Irizar buses previously sold. As a result, the sales backlog for Irizars existing as of December 31, 1998 was dissipated and sales efforts during the first nine months of 1999 have been very limited.

     Used bus sales decreased in the third quarter from $1.7 million in 1998 to $1.5 million in 1999 or a decrease of 11.8% and for the first nine months decreased from $7.5 million to $4.9 million or 34.7%. The sales results of 1999 were lower in the three quarters of 1999 because of more competitive used bus markets in 1999 versus the same time periods in 1998.

     Production backlog at the end of the third quarter of 1999 was approximately $22.9 million for buses to be manufactured in the U.S. This compares with a backlog of approximately $26 million at the end of the third quarter of 1998, exclusive of Irizar backlog at October 4, 1998 of $12 million. There is no current firm backlog for Irizar buses but the Company is meeting with certain key customers regarding future orders, pending their evaluation of the corrective actions to various mechanical problems described earlier in this summary.

     Cost of Sales and Gross Profit.   Gross profit loss was $358 thousand in
the third quarter of 1999 compared to a gross profit of $1.447 million in the third quarter of 1998. For the first nine months of 1999, gross profit loss was $952 thousand compared to a profit of $8.040 million for the same period in 1998.

     The decrease in gross profit in the third quarter was due to a number of factors including $1.8 million write down of Bus Pro used bus inventory, reduction in new bus sales of $5.1 million (a 25.1% decrease), a $250 thousand reserve for a project involving the sale of demonstration units and a $100 thousand reserve for a joint venture project in Mexico initiated in 1998. While sales were significantly lower in period comparison, other cost of goods sold categories such as direct labor cost and overheads remained relatively constant as a percent of sales.

     Third quarter efforts to reduce manufacturing costs, including direct labor and overhead and improving production throughput were offset by the net effect of extraordinary items resulting in a gross profit loss of 2.4% for the quarter and a 1.8% loss on the gross margin for the nine months ended October 3, 1999 as compared to a profit for the nine months ended October 4, 1998 of 13.6%. The decrease between years was caused by factors mentioned above and a 23.1% decrease in sales from the previous quarter as well as manufacturing issues previously discussed under "Results of Operations."

     Selling, General and Administrative Expenses and Operating Income.
Selling, general and administrative expenses for the third quarter of 1999 were approximately $4.2 million versus $4.1 million for the corresponding quarter in 1998. Included in the third quarter 1999 were $986,000 of expenses for professional fees for legal counsel and lender-requested "management turnaround" consultants which have been incurred during second and third quarters, 1999. When compared to the same quarter for the prior year, the third quarter net of these extraordinary expenses reflects a 21.0% decrease in selling, general and administrative expense from the prior year. Additionally, excluding the same comparable extraordinary expenses of $1.2 million from second quarter 1999 and the $986,000 from third quarter 1999, reflects a $628,000 decrease in all other selling, general and administrative expenses from second quarter to third quarter of 1999.

     Selling, general and administrative expenses for the first nine months of 1999 were approximately $13.9 million or an increase of $4.1 million over the prior year for the reasons described above. For the nine months ended October 3, 1999, total adjustments to carrying values of assets and provisions for losses were $5.3 million, and professional fees totaled $2.6 million.

     Interest Expense. Interest expense of $479,000 in the third quarter of 1999 increased 31.2% from $365,000 for the prior year's comparable quarter and increased from $919,000 to $1,391,000 through the nine months ending October 3, 1999 as compared to the same time period in 1998. The increase for the quarter primarily was the net result of an increase in the overall rate of interest paid on borrowings under terms of the revised revolving credit facility and an increase in the average balance outstanding under the facility during the quarter, partially offset by a reduction in the amount of interest paid to Ford Motor Credit Corporation for chassis held under its consignment pool agreement in excess of an initial 90-day non-interest bearing period.

Liquidity and Capital Resources

     Net cash used in operating activities during the nine months ended October 3, 1999 totaled $6.7 million compared with cash used in operating activities of $6.8 million in the comparable 1998 period. Decreases in accounts receivable and inventory of $2.8 million and $15.5 million, respectively, and a reduction by $10.5 million in accounts payable, were primarily responsible for the cash used in operating activities during the period. The decrease in inventory resulted primarily from the sales of finished goods inventory, a reduction of raw materials and work in process inventory and net reductions in the used bus and demonstrator inventory.

     Under the Amended Facility, the Company is limited in Capital Expenditures and will be required to use substantially all cash flow to fund future operations and reduce outstanding debt. Please see Item 3 of Part II hereof for a description of the Amended Facility.

     The Company does not anticipate receiving any additional funding under the Mayflower Agreement nor does the Company intend to repay the existing $1.9 million advance made under the Mayflower Loan Agreement pending resolution of the pending litigation between the parties.

     Year 2000 Issues. Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues, which could also lead to incorrect calculations or failures; (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the fact that the year 2000 is a leap year. The Company's manufacturing and distribution operations are not critically dependent on any mainframe, mini-computer or personal computer-based systems or software applications. The Company is implementing a plan to modify its information technology for the year 2000. During the past two years, the Company has implemented a program designed to update its information systems. Although the implementation of the program primarily is intended to provide better operating systems and accounting, inventory and production controls, the Company has been aware of the year 2000 issues in its selection of hardware and software. The third party vendors that have supplied new hardware and software have informed the Company that the new systems and software are year 2000 compliant. The Company has experienced some delays in the implementation and integration of the new systems; although the Company has completed and tested substantially all of the major systems which have been made Y2K compliant and anticipates that the balance of existing systems will made Y2K compliant and be operational prior to December 31, 1999. The cost to complete this process is expected to be less than $25,000. As of October 3, 1999, the Company has incurred approximately $27,000 in year 2000 expenses. The amount may increase as additional information is obtained to complete the replacement and conversion process.

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

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
----------------------------

     Michael Stucchio, on behalf of himself and all others similarly situated,
     -------------------------------------------------------------------------
and derivatively on behalf of the Nominal Defendant v. D. Michael Walden, M.
------------------------------------------------------------------------------
Earl Meck, Randolph B. Stanley, Terri B. Hobbs, Patrick L. Flinn, William C.
------------------------------------------------------------------------------
Pitt, III, George B. Mathews, Jr., and Metrotrans Corporation, United States
------------------------------------------------------------------------------
District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:99-CV-2157-WBH. On August 23, 1999, Plaintiff filed his Complaint in the above-referenced action. Plaintiff's Complaint asserted the following claims against the individual defendants derivatively, individually, as a class representative: intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment and usurpation of corporate opportunities. Plaintiff filed his Complaint less than thirty (30) days after making a demand on the Company under O.C.G.A. (S)14-2-742 that the Company file suit against the individual defendants on the same claims set forth in Plaintiff's Complaint. In response to Plaintiff's demand, the Company constituted a special litigation committee to investigate and analyze Plaintiff's claims. The Company is required to answer or otherwise respond to Plaintiff's Complaint on or before November 29, 1999.

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

     As a result of the second quarter loss, as of July 4, 1999, the Company was not in compliance with certain financial covenants contained in the Amended Facility, including financial covenants related to the maintenance of specified levels of tangible net worth and net income. The company has entered into certain forbearance agreements dated August 23, 1999, September 30, 1999 and October 21, 1999, with the lender (the "Forbearance Agreements"), under which the lender has agreed to forbear until December 31, 1999 from exercising its rights and remedies under the amended facility with respect to the non-compliance. Upon the expiration of the Forbearance Agreements, unless the Company obtains a waiver of the noncompliance, or is able to negotiate amended terms to the Amended Facility, the lender will be entitled to exercise its rights and remedies under the Amended Facility which include ceasing additional advances under the Amended Facility and/or demanding payment in full of the outstanding borrowings under the Amended Facility. If the lender were to take any of these actions, the Company's operations and financial condition would be materially and adversely affected unless it were able to secure either new third party financing under terms and conditions reasonably satisfactory to the Company or new equity.

     Additionally, pursuant to the terms of the Amended Facility, in August 1999, the total commitment under the Amended Facility was automatically reduced by approximately $670,000. The Company has entered into a Fifth Amendment to the Company's credit facility (the "Fifth Amendment") which contains a technical correction to the method used to determine the amount of the August 1999 commitment reduction. Also, subsequent to that and in concurrence with the October 21, 1999 forbearance agreement which contains certain payment requirements towards the reduction of the loan commitment, loan reductions were made in the amounts of $1,080,000 and $500,000 respectively on November 3, 1999 and November 18, 1999. This principal pay down was accomplished with net sale proceeds from the sale of certain non-essential assets as required by the October 21, 1999 forbearance agreement. As of November 19, 1999, these reductions have reduced the existing credit facility to approximately $20,750,000.

Item 5.  Other Information

Recent Events

     Delisting of the Company's Stock on NASDAQ. On May 14, 1999, the Company was notified by the administrative staff of NASDAQ AMEX that the Company's Common Stock had failed to maintain the minimum market value of public float in accordance with NASDAQ Marketplace Rule 4450(a)(2). The Company was afforded 90 calendar days (up to August 16, 1999) in which to regain compliance with Marketplace Rule 4450(a)(2). Subsequently, the Company was also notified that it was no longer in compliance with the net tangible assets/market capitalization/total assets & total revenue requirement, as set forth in NASDAQ Marketplace Rules 4450 (a)(3) and 4450(b)(1) respectively. The Company requested a hearing with NASDAQ representatives to review the Company's continued listing which was scheduled for September 16, 1999, although not participated in by Company representatives as there was no additional information regarding the noted deficiencies which could be presented at this hearing. Consequently, the Company's stock was delisted from the NASDAQ National Market effective with the close of business on October 11, 1999 and price quotes for the Company's common stock are now available on the OTC Bulletin Board.

     Bus Pro, Inc. In an effort to redirect all available working capital to the production of new vehicles under current customer orders, operations at this subsidiary were curtailed at the beginning of October except for several sales and administrative personnel whose efforts are necessary for the continued disposition of used bus inventory.

     South East Pennsylvania Transit Authority ("SEPTA") Contract. The Company has been unable to provide sufficient resources for the production of vehicles related to this contract. The Company's lender has restricted the use of additional working capital for this program. Discussions regarding this matter are on-going with the contract administrators of SEPTA as well as with representatives of the company bonding the work required by this contract. Management is seeking additional working capital in order to purchase from vendors the chassis and materials necessary to continue production on this contract. If the Company is unable to meet its obligations under this contract with SEPTA, a default notice may be issued against the Company by SEPTA which could have a material effect on the Company's financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.
-----------
    27          Financial Data Schedule


(b)  Reports on Form 8-K

     Current Report on Form 8-K dated October 4, 1999 relating to the Forbearance Agreement dated September 30, 1999 between the Registrant and Bank of America, N.A.

     Current Report on Form 8-K dated October 11, 1999 relating to the delisting of the Registrant's common stock from the Nasdaq National Market.

     Current Report on Form 8-K dated October 22, 1999 relating to the Forbearance Agreement dated October 21, 1999 between the Registrant and Bank of America, N.A.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METROTRANS CORPORATION
                              (Registrant)



  Date: November 22, 1999
                              By: /s/ John G. Wallace
                                  ---------------------------------
                              John G. Wallace
                              President and Chief Executive Officer
                              (Principal Executive Officer)


                              By: /s/ David E. Brewer
                                  ---------------------------------
                              David E. Brewer
                              Vice-President/Finance & Administration
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)